Form 10-Q
period 1996-03-31
CNL INCOME FUND XVII LTD
filed 1996-05-15
CIK 943718

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1996
                               -----------------------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                      Commission file number
                             33-90998
                      ----------------------


                    CNL Income Fund XVII, Ltd.
=------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


          Florida                             59-3295393
- - ----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
- - ----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    --------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                     ---------     ---------




                                   CONTENTS
                                   --------


Part I                                                              Page
                                                                    ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                     4-5

             Notes to Condensed Financial Statements                6-13

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  14-18


Part II

  Other Information                                                 19






                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  March 31,      December 31,
             ASSETS                                 1996             1995
                                                 -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation                                   $ 6,963,786     $   402,244
Net investment in direct financing
  lease                                              628,082              -
Cash and cash equivalents                          3,744,261       4,198,859
Receivables                                            2,422             410
Prepaid expenses                                         600              -
Organization costs, less accumulated
  amortization of $809 and $309                        9,191           9,691
Accrued rental income                                  2,004              -
Other assets                                         287,276         267,217
                                                 -----------     -----------

                                                 $11,637,622     $ 4,878,421
                                                 ===========     ===========

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    20,257     $    42,609
Accrued construction costs payable                   275,638          69,316
Distributions payable                                115,044          27,076
Due to related parties                               132,537          97,187
                                                 -----------     -----------
  Total liabilities                                  543,476         236,188

Commitments (Note 8)

Partners' capital                                 11,094,146       4,642,233
                                                 -----------     -----------

                                                 $11,637,622     $ 4,878,421
                                                 ===========     ===========

           See accompanying notes to condensed financial statements.







                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                                 February 10,
                                                                1995 (Date of
                                                                  Inception)
                                              Quarter Ended        through
                                                March 31,         March 31,
                                                  1996              1995
                                              -------------     -------------

Revenues:
  Rental income from operating
    leases                                      $ 31,846          $     -
  Earned income from direct
    financing lease                                1,968                -
  Interest                                        53,550                -
  Other income                                     6,501                -
                                                --------          --------
                                                  93,865                -
                                                --------          --------


Expenses:
  General operating and admini-
    strative                                      16,708                -
  Professional services                              941                -
  Management fees to related party                   300                -
  Depreciation and amortization                    6,040                -
                                                --------          --------
                                                  23,989                -
                                                --------          --------

Net Income                                      $ 69,876          $     -
                                                ========          ========

Allocation of Net Income:
  General partners                              $    (60)         $     -
  Limited partners                                69,936                -
                                                --------          --------

                                                $ 69,876          $     -
                                                ========          ========


Net Income Per Limited Partner Unit             $   0.08          $     -
                                                ========          ========

Weighted Average Number of Limited
  Partner Units Outstanding                      922,883                -
                                                ========          ========

           See accompanying notes to condensed financial statements.






                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                 February 10,
                                                                1995 (Date of
                                                                  Inception)
                                              Quarter Ended        through
                                                March 31,        December 31,
                                                  1996              1995
                                              -------------     -------------

General partners:
  Beginning balance                            $       997       $        -
  Contributions                                         -              1,000
  Net income                                           (60)               (3)
                                               -----------       -----------
                                                       937               997
                                               -----------       -----------

Limited partners:
  Beginning balance                              4,641,236                -
  Contributions                                  7,401,066         5,696,921
  Syndication costs                               (903,985)       (1,035,764)
  Net income                                        69,936             8,354
  Distributions ($0.12 and $0.08
    per limited partner unit,
    respectively)                                 (115,044)          (28,275)
                                               -----------       -----------
                                                11,093,209         4,641,236
                                               -----------       -----------

Total partners' capital                        $11,094,146       $ 4,642,233
                                               ===========       ===========

           See accompanying notes to condensed financial statements.








                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                 February 10,
                                                                1995 (Date of
                                                                  Inception)
                                              Quarter Ended        through
                                                March 31,         March 31,
                                                  1996              1995
                                              -------------     -------------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                               $    75,084       $        -
                                               -----------       -----------

    Cash Flows From Investing Activities:
      Additions to land and buildings
        on operating leases                     (6,300,677)               -
      Investment in direct financing
        lease                                     (625,291)               -
      Increase in other assets                     (20,059)               -
      Other                                             -                (20)
                                               -----------       -----------
          Net cash used in investing
            activities                          (6,946,027)              (20)
                                               -----------       -----------

    Cash Flows From Financing Activities:
      Reimbursement of acquisition and
        syndication costs paid by related
        parties on behalf of the
        Partnership                               (209,577)               -
      Contributions from general partners               -              1,000
      Contributions from limited partners        7,401,066                -
      Distributions to limited partners            (27,076)               -
      Payment of syndication costs                (748,068)               -
                                               -----------       -----------
          Net cash provided by
            financing activities                 6,416,345             1,000
                                               -----------       -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                (454,598)              980

Cash and Cash Equivalents at Beginning
  of Quarter                                     4,198,859                -
                                               -----------       -----------

Cash and Cash Equivalents at End of
  Quarter                                      $ 3,744,261       $       980
                                               ===========       ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain acqui-
      sition and syndication costs on
      behalf of the Partnership as
      follows:
        Acquisition costs                      $    35,570       $        -
        Syndication costs                          173,678                -
                                               -----------       -----------

                                               $   209,248       $        -
                                               ===========       ===========

    Land, building and other costs
      incurred and unpaid at end of
      quarter                                  $   318,701       $        -
                                               ===========       ===========

    Commissions, marketing support
      and due diligence expense
      reimbursement fee and other
      syndication costs incurred
      and unpaid at end of quarter             $    67,206       $        -
                                               ===========       ===========

    Distributions declared and unpaid
      at end of quarter                        $   115,044       $        -
                                               ===========       ===========

           See accompanying notes to condensed financial statements.







                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                  Quarter Ended March 31, 1996 and the Period
         February 10, 1995 (Date of Inception) through March 31, 1995


1.    Significant Accounting Policies:
      -------------------------------

      Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVII, Ltd. (the "Partnership") for the year ended December 31, 1995.

      The Partnership was a development stage enterprise from February 10, 1995 through November 3, 1995. Since operations had not begun, activities through November 3, 1995, were devoted to organization of the Partnership.

      Land and Buildings on Operating Leases - Land and buildings on operating leases are stated at cost. Buildings are depreciated using the straight-line method over their estimated useful lives of 30 years.
      When properties are sold, the related cost and accumulated depreciation are removed from the accounts and gains or losses from sales are reflected in income in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The general partners determine whether an impairment in value has occurred by comparing the estimated undiscounted future cash flows with the carrying cost of the individual properties. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

      Acquisition Fees and Miscellaneous Acquisition Expenses - Acquisition fees and miscellaneous acquisition expenses attributable to the Partnership's investment in properties are capitalized and allocated to land and buildings, net investment in direct financing leases and other assets.

      Lease Accounting and Rental Income - Land and buildings are leased to others on a triple-net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs.

      The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

            Direct financing method - The lease accounted for using the direct financing method is recorded at its net investment (Note 4). Unearned income is deferred and amortized to income over the lease term so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

            Operating method - Land and buildings are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis over the lease term so as to produce a constant periodic rent. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

2.    Leases:
      ------

      The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Six of the leases are classified as operating leases and one of the leases has been classified as a direct financing lease. For the lease classified as a direct financing lease, the building portion of the property lease is accounted for as a direct financing lease while the land portion of the lease is an operating lease. All leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at:

                                             March 31,       December 31,
                                               1996              1995
                                            -----------      ------------

            Land                            $ 3,103,600      $   311,683
            Buildings                         2,597,333               -
                                            -----------      -----------
                                              5,700,933          311,683
            Less accumulated
              depreciation                       (5,540)              -
                                            -----------      -----------
                                              5,695,393          311,683
            Construction in
              progress                        1,268,393           90,561
                                            -----------      -----------

                                            $ 6,963,786      $   402,244
                                            ===========      ===========

      Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the quarter ended March 31, 1996, the Partnership recognized $2,004 of such rental income.

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at March 31, 1996:

            1996                                             $   329,991
            1997                                                 443,042
            1998                                                 443,042
            1999                                                 445,673
            2000                                                 450,401
            Thereafter                                         6,373,982
                                                             -----------

                                                             $ 8,486,131
                                                             ===========

      These amounts do not include minimum lease payments that will become due when properties under development are completed. (See Note 8.)

4.    Net Investment in Direct Financing Lease:
      ----------------------------------------

      The following lists the components of the net investment in direct financing lease at:

                                             March 31,       December 31,
                                               1996              1995
                                            -----------      ------------

            Minimum lease payments
              receivable                    $ 1,346,418      $        -
            Estimated residual
              value                             157,083               -
            Less unearned income               (875,419)              -
                                            -----------      -----------

            Net investment in
              direct financing
              lease                         $   628,082      $        -
                                            ===========      ===========

      The following is a schedule of future minimum lease payments to be received on direct financing leases at March 31, 1996:

            1996                                              $   50,567
            1997                                                  67,423
            1998                                                  67,423
            1999                                                  67,423
            2000                                                  67,423
            Thereafter                                         1,026,159
                                                              ----------

                                                              $1,346,418
                                                              ==========

5.    Syndication Costs:
      -----------------

      Syndication costs consisting of legal fees, commissions, the due diligence expense reimbursement fee, printing and other expenses incurred in connection with the offering totalled $1,939,749 and $1,035,764 at March 31, 1996 and December 31, 1995, respectively. These offering expenses were charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering. All organizational and offering expenses, as defined in the Partnership's prospectus, which exceed three percent of the total gross proceeds received from the sale of units of the Partnership will be paid or reimbursed by the general partners and will not be the responsibility of the Partnership.

6.    Related Party Transactions:
      --------------------------

      During the quarter ended March 31, 1996, the Partnership incurred $629,091 in syndication costs due to CNL Securities Corp. for services in connection with selling units of limited partnership interest. A substantial portion of these amounts ($593,902) was or will be paid as commissions to other broker-dealers.

      In addition, during the quarter ended March 31, 1996, the Partnership incurred $37,005 in due diligence expense reimbursement fees due to CNL Securities Corp. These fees equal 0.5% of the limited partner contributions of $7,401,066 received during the quarter ended March 31, 1996. A portion of these fees has been or may be reallowed to other broker-dealers and all due diligence expenses will be paid from such fees.

      Additionally, during the quarter ended March 31, 1996, the Partnership incurred $333,048 in acquisition fees due to CNL Fund Advisors, Inc. for services in finding, negotiating and acquiring properties on behalf of the Partnership. These fees represent 4.5% of the limited partner capital contributions received during the quarter ended March 31, 1996, and are included in land and buildings on operating leases, net investment in direct financing lease and other assets.

      In addition, during the quarter ended March 31, 1996, the Partnership incurred management fees of $300 due to CNL Fund Advisors, Inc.

      During the quarter ended March 31, 1996, certain affiliates of the general partners provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. For the quarter ended March 31, 1996, the expenses incurred for these services were classified as follows:

            Syndication costs                                   $ 87,800
            General operating
              and administrative
              expenses                                            14,285
                                                                --------

                                                                $102,085
                                                                ========

      The due to related parties consisted of the following at:

                                                 March 31,    December 31,
                                                   1996           1995
                                                 ---------    ------------

            Due to CNL Securities Corp.:
              Commissions                       $ 32,394        $ 29,298
              Due diligence expense
                reimbursement fee                  1,906           1,723
                                                --------        --------
                                                  34,300          31,021
                                                --------        --------

            Due to CNL Fund Advisors,
              Inc. and its affiliates:
                Expenditures incurred
                  on behalf of the
                  Partnership                     38,354          38,070
                Acquisition fees                  43,063          15,511
                Accounting and admini-
                  strative services               16,520          12,585
                Management fees                      300              -
                                                --------        --------
                                                  98,237          66,166
                                                --------        --------

                                                $132,537        $ 97,187
                                                ========        ========

      During the quarter ended March 31, 1996, the Partnership acquired one property for a purchase price of $853,881 from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the property, including closing costs.

7.    Concentration of Credit Risk:
      ----------------------------

      The following schedule presents total rental and earned income from individual lessees and the respective restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for the quarter ended March 31, 1996:

            Golden Corral Corporation (operating
              Golden Corral Family Steakhouse
              Restaurants)                                      $ 14,784
            National Restaurant Enterprises, Inc.
              (operating Burger King restaurants)                 10,901
            Great Midwestern Restaurants, Inc.
              (operating Denny's restaurants)                      5,242

      Although the Partnership's properties are geographically diverse and the Partnership's lessees operate a variety of restaurant concepts, failure of any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

8.    Commitments:
      -----------

      The Partnership has entered into three development agreements with tenants which provide terms and specifications for the construction of buildings that the tenants have agreed to lease once construction is completed. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Partnership. The aggregate maximum development costs the Partnership has agreed to pay is approximately $3,844,000, of which approximately $2,523,500 in land and other costs had been incurred as of March 31, 1996. The buildings under construction are expected to be operational by September 1996. The lease agreements for these properties are substantially the same as the leases relating to the Partnership's other properties.

9.    Subsequent Events:
      -----------------

      During the period April 1, 1996 through April 30, 1996, the Partnership received capital contributions for an additional 256,535 units ($2,565,350) of limited partnership interest.

      In addition, during the period April 1, 1996 through April 30, 1996, the Partnership acquired one property for cash, at a total cost of $445,000. The property is undeveloped land upon which a restaurant building is being constructed. The development costs (including the purchase of the land and closing costs) to be paid by the Partnership relating to the property are estimated to be approximately $1,509,400, of which approximately $1,089,900 in land and other costs had been paid by the Partnership as of April 30, 1996. The building under construction is expected to be operational by September 1996. The lease agreement for this property is substantially the same as the leases relating to the Partnership's other properties.







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases will be triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1996, the Partnership owned seven Properties, three of which were under construction.

Liquidity and Capital Resources
- - -------------------------------

      Beginning September 2, 1995, the Partnership offered for sale up to 3,000,000 units of limited partnership interest (the "Units") (3,000,000 Units at $10 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995. As of March 31, 1996, the Partnership had sold 1,309,799 Units, representing $13,097,987 of capital contributed by limited partners. Based on the general partners' experience with 16 prior CNL Income Fund offerings (each of which sold the entire amount of units offered for purchase), the Partnership anticipates significant additional sales of Units prior to the termination of the offering. The offering will terminate not later than August 11, 1996, unless the general partners elect to extend the offering to a date not later than August 11, 1997, in states that permit such an extension.

      As of March 31, 1996, net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $11,148,238. Of this amount, approximately $9,206,000 had been used to invest or committed for investment in seven Properties, three of which were under construction at March 31, 1996, and to pay acquisition fees and certain acquisition expenses, leaving approximately $1,942,500 of offering proceeds available for investment in Properties.

      As of March 31, 1996, the Partnership had entered into three development agreements with tenants which provide terms and specifications for the construction of buildings that the tenants have agreed to lease once construction and renovation is completed. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Partnership. The aggregate maximum development costs the Partnership has agreed to pay is approximately $3,844,000, of which approximately $2,523,500 in land and other costs had been incurred as of March 31, 1996. The buildings under construction are expected to be operational by September 1996.

      During the period April 1, 1996 through April 30, 1996, the Partnership acquired one additional property for cash, at a total cost of $445,000. This property is undeveloped land upon which a restaurant building is being constructed. The development costs (including the purchase of the land and closing costs) to be paid by the Partnership relating to the property are estimated to be approximately $1,509,400, of which approximately $1,089,900 in land and other costs had been paid by the Partnership as of April 30, 1996. The building under construction is expected to be operational by September 1996.

      The Partnership presently is negotiating to acquire additional properties, but as of April 30, 1996, had not acquired any such properties.

      As of April 30, 1996, the Partnership had sold 1,566,334 Units for an aggregate of $15,663,337 in gross offering proceeds and had invested or committed for investment approximately $10,748,500 thereof in Properties, leaving approximately $2,734,000 in net offering proceeds available for investment in Properties. As of April 30, 1996, the Partnership had incurred $704,850 in acquisition fees to an affiliate of the general partners. The Partnership will use the remaining net offering proceeds, together with proceeds from the sale of Units subsequent to April 30, 1996, to acquire additional Properties, to pay acquisition fees and acquisition expenses and to pay expenses relating to the sale of Units. The number of Properties to be acquired will depend upon the amount of net offering proceeds (gross proceeds less fees and expenses of the offering) available to the Partnership.

      None of the Properties owned or to be acquired by the Partnership is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds, but will not encumber any of the Properties in connection with any such borrowing.

      Until Properties are acquired by the Partnership, all Partnership proceeds are held in short-term, highly liquid investments which the general partners believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located. At March 31, 1996, the Partnership had $3,744,261 invested in such short-term investments as compared to $4,198,859 at December 31, 1995. The decrease in the amount invested in short-term investments is a result of the Partnership acquiring additional Properties during the quarter ended March 31, 1996. The decrease in cash was partially offset by an increase resulting from the receipt of capital contributions from the sale of limited partnership units during the quarter ended March 31, 1996. These funds will be used to purchase and develop Properties (directly or indirectly through joint venture arrangements), to pay syndication and acquisition costs, to pay limited partner distributions, to meet Partnership expenses and, in the general partners' discretion, to create cash reserves.

      During the quarter ended March 31, 1996, affiliates of the general partners incurred on behalf of the Partnership $173,678 for certain organizational and offering expenses, $35,570 for certain acquisition expenses and $4,710 for certain operating expenses. As of March 31, 1996, the Partnership owed $132,537 to related parties for such amounts, accounting and administrative services and unpaid commissions, due diligence reimbursement fees and acquisition fees. As of April 30, 1996, the Partnership had reimbursed the affiliates all such amounts. Amounts payable to other parties, including distributions payable, increased to $410,939 at March 31, 1996, from $139,001 at December 31, 1995, as a result of an increase in distributions payable to limited partners and costs incurred with respect to the Properties under construction and unpaid at March 31, 1996.

      During the quarter ended March 31, 1996, the Partnership generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for expenses) of $75,084. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $115,044 for the quarter ended March 31, 1996. No distributions were made to the general partners for the quarter ended March 31, 1996. No amounts distributed or to be distributed to the limited partners for the quarter ended March 31, 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The general partners believe that the Properties are adequately covered by insurance. In addition, during 1995, the general partners obtained contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Properties. The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards is expected to minimize the Partnership's operating expenses. Partnership net income is expected to increase throughout 1996, as rental income increases, due to the acquisition of additional Properties and due to the fact that the Properties that were under construction at March 31, 1996, will be operational. Accordingly, the general partners believe that any anticipated decrease in the Partnership's liquidity in 1996, due to its investment of available net offering proceeds in Properties and the payment of additional costs relating to the Properties under construction at March 31, 1996, will not have an adverse effect on the Partnership's operations.

      Due to anticipated low operating expenses, rental income expected to be obtained from Properties after they are acquired, and the fact that the Partnership will not purchase a Property until sufficient cash is available for such purchase, the general partners do not believe that working capital reserves are necessary at this time. In addition, due to the fact that the leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs is necessary at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the general partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for repairs and maintenance. The general partners have the right to cause the Partnership to maintain reserves if, in their discretion, they determine such reserves are necessary to meet the Partnership's working capital needs.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
- - ---------------------

      No significant operations commenced until the Partnership received the minimum offering proceeds of $1,500,000 on November 3, 1995.

      As of March 31, 1996, the Partnership had purchased seven Properties and entered into lease agreements relating to each of these Properties. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $84,700 to $199,900. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

      During the quarter ended March 31, 1996, the Partnership earned $33,814 in rental income from operating leases and earned income from the direct financing lease from four Properties. No rental income was earned for the three Properties under construction as of March 31, 1996, due to the fact that rent does not commence until the earlier of (i) the date the restaurant opens for business to the public, (ii) the date the certificate of occupancy for the restaurant is issued or (iii) a specified number of days after the execution of the lease (ranging from 120 to 180 days). The Properties under construction are expected to be operational by May, July and September 1996, at which time rental payments are expected to commence. Because the Partnership did not commence significant operations until it received the minimum offering proceeds on November 3, 1995, and has not yet acquired all of its Properties, Partnership revenues for the quarter ended March 31, 1996, represent only a portion of revenues which the Partnership is expected to earn during a full quarter in which the Partnership's Properties are operational.

      During the quarter ended March 31, 1996, three lessees of the Partnership and their respective restaurant chain, Golden Corral Corporation (operating Golden Corral Family Steakhouse Restaurants), National Restaurant Enterprises, Inc. (operating Burger King restaurants), and Great Midwestern Restaurants, Inc. (operating Denny's restaurants) each contributed more than ten percent of the Partnership's total rental income. As of March 31, 1996, Golden Corral Corporation was the lessee under leases relating to two restaurants (including one Property under construction as of March 31, 1996), National Restaurant Enterprises, Inc., was the lessee under leases relating to two restaurants and Great Midwestern Restaurants, Inc. was the lessee under leases relating to one restaurant. Because the Partnership did not commence operations until November 1995, and its first Property was not purchased until December 1995, the foregoing information regarding the lessees and restaurant chains which contributed a significant amount of the Partnership's total rental income during the quarter ended March 31, 1996, may or may not be representative of the lessees which will account for more than ten percent of the Partnership's rental income during the remainder of 1996 and subsequent years. Because the Partnership has not completed its acquisition of Properties as yet, it is not possible to determine which lessees or restaurant chains will contribute more than ten percent of the Partnership's rental income during the remainder of 1996 and subsequent years. In the event that certain lessees or restaurant chains contribute more than ten percent of the Partnership's rental income in the current and future years, any failure of such lessees or restaurant chains could materially affect the Partnership's income.

      During the quarter ended March 31, 1996, the Partnership also earned $53,550 in interest income from investments in money market accounts or other short-term, highly liquid investments. As net offering proceeds are invested in additional Properties and the Properties under construction became operational, the percentage of total income representing interest income is expected to decrease.

      Operating expenses, including depreciation and amortization, were $23,989 for the quarter ended March 31, 1996. The dollar amount of operating expenses is expected to increase and the amount of general operating and administrative expenses as a percentage of total revenues is expected to decrease, as the Partnership acquires additional Properties and the Properties under construction become operational.






                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) The Partnership filed two reports on Form 8-K on January 4, 1996 and March 20, 1996, reporting property acquisitions.







                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 13th day of May, 1996.

                              CNL INCOME FUND XVII, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -----------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                    By:   /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)