Form 10-Q
period 1996-06-30
CNL INCOME FUND XVII LTD
filed 1996-08-14
CIK 943718

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996
                               -----------------------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                  Commission file number
                         33-90998
                  ----------------------


                CNL Income Fund XVII, Ltd.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)


          Florida                             59-3295393
- ----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
- ----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------




                                   CONTENTS
                                   --------


Part I                                                              Page
                                                                    ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                     4-5

             Notes to Condensed Financial Statements                6-14

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  15-20


Part II

  Other Information                                                 21









                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  June 30,       December 31,
             ASSETS                                 1996             1995
                                                 -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation                                   $11,098,698     $   402,244
Net investment in direct financing
  leases                                           1,474,108              -
Cash and cash equivalents                          6,454,397       4,198,859
Receivables                                           39,453             410
Organization costs, less accumulated
  amortization of $1,309 and $309                      8,691           9,691
Accrued rental income                                 22,413              -
Other assets                                         385,951         267,217
                                                 -----------     -----------

                                                 $19,483,711     $ 4,878,421
                                                 ===========     ===========

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     2,543     $    42,609
Accrued construction costs payable                   930,121          69,316
Distributions payable                                211,692          27,076
Due to related parties                                71,245          97,187
Rents paid in advance                                  7,061              -
                                                 -----------     -----------
  Total liabilities                                1,222,662         236,188

Commitments (Note 8)

Partners' capital                                 18,261,049       4,642,233
                                                 -----------     -----------

                                                 $19,483,711     $ 4,878,421
                                                 ===========     ===========


           See accompanying notes to condensed financial statements.








                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                                February 10,
                                                               1995 (Date of
                                                   Six Months    Inception)
                              Quarter Ended          Ended        through
                                 June 30,           June 30,      June 30,
                            1996         1995         1996         1995
                         ----------   ----------   ----------  -------------

Revenues:
  Rental income from
    operating leases     $  189,965   $       -    $  221,811     $       -
  Earned income from
    direct financing
    leases                   33,795           -        35,763             -
  Interest                   49,146                   102,696
  Other income                  561           -         7,062             -
                         ----------   ----------   ----------     ----------
                            273,467           -       367,332             -
                         ----------   ----------   ----------     ----------

Expenses:
  General operating
    and administrative       42,026           -        58,734             -
  Professional services       6,526           -         7,467             -
  Management fees to
    related party             2,096           -         2,396             -
  Depreciation and
    amortization             26,891           -        32,931             -
                         ----------   ----------   ----------     ----------
                             77,539           -       101,528             -
                         ----------   ----------   ----------     ----------

Net Income               $  195,928   $       -    $  265,804     $       -
                         ==========   ==========   ==========     ==========

Allocation of Net
  Income:
    General partners     $     (269)  $       -    $     (329)    $       -
    Limited partners        196,197           -       266,133             -
                         ----------   ----------   ----------     ----------

                         $  195,928   $       -    $  265,804     $       -
                         ==========   ==========   ==========     ==========


Net Income Per Limited
  Partner Unit           $     0.12   $       -    $     0.20     $       -
                         ==========   ==========   ==========     ==========


Weighted Average Number
  of Limited Partner
  Units Outstanding       1,702,840           -     1,314,128              -
                         ==========   ==========   ==========     ==========


           See accompanying notes to condensed financial statements.







                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                 February 10,
                                                                1995 (Date of
                                               Six Months         Inception)
                                                 Ended             through
                                                June 30,         December 31,
                                                  1996              1995
                                              -------------     -------------

General partners:
  Beginning balance                            $       997       $        -
  Contributions                                         -              1,000
  Net income                                          (329)               (3)
                                               -----------       -----------
                                                       668               997
                                               -----------       -----------

Limited partners:
  Beginning balance                              4,641,236                -
  Contributions                                 15,435,942         5,696,921
  Syndication costs                             (1,756,194)       (1,035,764)
  Net income                                       266,133             8,354
  Distributions ($0.25 and $0.08
    per limited partner unit,
    respectively)                                 (326,736)          (28,275)
                                               -----------       -----------
                                                18,260,381         4,641,236
                                               -----------       -----------

Total partners' capital                        $18,261,049       $ 4,642,233
                                               ===========       ===========


           See accompanying notes to condensed financial statements.






                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                 February 10,
                                                                1995 (Date of
                                               Six Months         Inception)
                                                 Ended             through
                                                June 30,           June 30,
                                                  1996              1995
                                             --------------     -------------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                              $    257,021       $        -
                                              ------------       -----------

    Cash Flows From Investing Activities:
      Additions to land and buildings
        on operating leases                    (10,087,458)               -
      Investment in direct financing
        leases                                  (1,258,674)               -
      Increase in other assets                     (65,775)               -
      Other                                             -                (20)
                                              ------------       -----------
          Net cash used in investing
            activities                         (11,411,907)              (20)
                                              ------------       -----------

    Cash Flows From Financing Activities:
      Reimbursement of acquisition and
        syndication costs paid by related
        parties on behalf of the
        Partnership                               (339,105)               -
      Contributions from general partners               -              1,000
      Contributions from limited partners       15,435,942                -
      Distributions to limited partners           (142,120)               -
      Payment of syndication costs              (1,544,293)               -
                                              ------------       -----------
          Net cash provided by
            financing activities                13,410,424             1,000
                                              ------------       -----------

Net Increase in Cash and Cash Equivalents        2,255,538               980

Cash and Cash Equivalents at Beginning
  of Period                                      4,198,859                -
                                              ------------       -----------

Cash and Cash Equivalents at End of
  Period                                      $  6,454,397       $       980
                                              ============       ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain acqui-
      sition and syndication costs on
      behalf of the Partnership as
      follows:
        Acquisition costs                      $    51,380       $        -
        Syndication costs                          231,885                -
                                               -----------       -----------

                                               $   283,265       $        -
                                               ===========       ===========

    Land, building and other costs
      incurred and unpaid at end of
      period                                   $   947,208       $        -
                                               ===========       ===========

    Construction in progress at
      December 31, 1995, transferred
      to net investment in direct
      financing leases                         $    90,561       $        -
                                               ===========       ===========

    Commissions, marketing support
      and due diligence expense
      reimbursement fee and other
      syndication costs incurred
      and unpaid at end of period              $    32,293       $        -
                                               ===========       ===========

    Distributions declared and unpaid
      at end of period                         $   211,692       $        -
                                               ===========       ===========


           See accompanying notes to condensed financial statements.







                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended June 30, 1996 and 1995,
                 Six Months ended June 30, 1996 and the Period
          February 10, 1995 (Date of Inception) through June 30, 1995


1.    Significant Accounting Policies:
      -------------------------------

      Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

      Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, certificates of deposit, money market funds and overnight repurchase agreements backed by government securities. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

      Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks, money market funds and certificates of deposit may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

      The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

            Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

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

2.    Leases:
      ------

      The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial
      Accounting Standards No. 13, "Accounting for Leases." Eleven of the leases are classified as operating leases and two of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of the leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at:

                                              June 30,       December 31,
                                               1996              1995
                                            -----------      ------------

            Land                            $ 5,265,332      $   311,683
            Buildings                         5,072,748               -
                                            -----------      -----------
                                             10,338,080          311,683
            Less accumulated
              depreciation                      (31,931)              -
                                            -----------      -----------
                                             10,306,149          311,683
            Construction in
              progress                          792,549           90,561
                                            -----------      -----------

                                            $11,098,698      $   402,244
                                            ===========      ===========


      Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the quarter and six months ended June 30, 1996, the Partnership recognized $20,409 and $22,413, respectively, of such rental income.

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at June 30, 1996:

            1996                                             $   434,052
            1997                                                 926,497
            1998                                                 926,497
            1999                                                 930,772
            2000                                                 937,144
            Thereafter                                        13,458,362
                                                             -----------
                                                             $17,613,324
                                                             ===========

      These amounts do not include minimum lease payments that will become due when properties under development are completed. (See Note 8.)

4.    Net Investment in Direct Financing Leases:
      -----------------------------------------

      The following lists the components of the net investment in direct financing leases at:

                                              June 30,       December 31,
                                               1996              1995
                                            -----------      ------------

            Minimum lease payments
              receivable                    $ 3,211,108      $        -
            Estimated residual
              values                            369,638               -
            Less unearned income             (2,106,638)              -
                                            -----------      -----------

            Net investment in
              direct financing
              leases                        $ 1,474,108      $        -
                                            ===========      ===========


      The following is a schedule of future minimum lease payments to be received on direct financing leases at June 30, 1996:

            1996                                              $   82,026
            1997                                                 164,052
            1998                                                 164,052
            1999                                                 164,052
            2000                                                 164,052
            Thereafter                                         2,472,874
                                                              ----------

                                                              $3,211,108
                                                              ==========

5.    Syndication Costs:
      -----------------

      Syndication costs consisting of legal fees, commissions, the due diligence expense reimbursement fee, printing and other expenses incurred in connection with the offering totalled $2,791,958 and $1,035,764 at June 30, 1996 and December 31, 1995, respectively. These offering expenses were charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering. All organizational and offering expenses, as defined in the Partnership's prospectus, which exceed three percent of the total gross proceeds received from the sale of units of the Partnership will be paid or reimbursed by the general partners and will not be the responsibility of the Partnership.

6.    Related Party Transactions:
      --------------------------

      During the six months ended June 30, 1996, the Partnership incurred $1,312,055 in syndication costs due to CNL Securities Corp. for services in connection with selling units of limited partnership interest. A substantial portion of these amounts ($1,238,345) was or will be paid as commissions to other broker-dealers.

      In addition, during the six months ended June 30, 1996, the Partnership incurred $77,180 in due diligence expense reimbursement fees due to CNL Securities Corp. These fees equal 0.5% of the limited partner contributions of $15,435,942 received during the six months ended June 30, 1996. A portion of these fees has been or may be reallowed to other broker-dealers and all due diligence expenses will be paid from such fees.

      Additionally, during the six months ended June 30, 1996, the Partnership incurred $694,617 in acquisition fees due to CNL Fund Advisors, Inc. for services in finding, negotiating and acquiring properties on behalf of the Partnership. These fees represent 4.5% of the limited partner capital contributions received during the six months ended June 30, 1996, and are included in land and buildings on operating leases, net investment in direct financing leases and other assets.

      In addition, during the quarter and six months ended June 30, 1996, the Partnership incurred management fees of $2,096 and $2,396, respectively, due to CNL Fund Advisors, Inc.

      During the quarter and six months ended June 30, 1996, certain affiliates of the general partners provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. For the quarter and six months ended June 30, 1996, the expenses incurred for these services were classified as follows:

                                               Quarter        Six Months
                                                Ended           Ended
                                               June 30,        June 30,
                                                 1996            1996
                                               --------       ----------
            Syndication costs                  $ 89,883        $177,683
            General operating
              and administrative
              expenses                           30,810          45,095
                                               --------        --------

                                               $120,693        $222,778
                                               ========        ========

      The due to related parties consisted of the following at:

                                                 June 30,     December 31,
                                                  1996            1995
                                                ---------     ------------

            Due to CNL Securities Corp.:
              Commissions                       $ 30,455       $ 29,298
              Due diligence expense
                reimbursement fee                  1,839          1,723
                                                --------       --------
                                                  32,294         31,021
                                                --------       --------

            Due to CNL Fund Advisors,
              Inc. and its affiliates:
                Expenditures incurred
                  on behalf of the
                  Partnership                     16,100         38,070
                Acquisition fees                  17,087         15,511
                Accounting and admini-
                  strative services                3,969         12,585
                Management fees                    1,795             -
                                                --------       --------
                                                  38,951         66,166
                                                --------       --------

                                                $ 71,245       $ 97,187
                                                ========       ========

      During the six months ended June 30, 1996, the Partnership acquired one property for a purchase price of $853,881 from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the property, including closing costs.

7.    Concentration of Credit Risk:
      ----------------------------

      The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, and the respective restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for the quarter ended June 30, 1996:

                  National Restaurant
                    Enterprises, Inc.                            65,206
                    (operating Burger King
                     restaurants)
                  DenAmerica Corporation (operating
                    Denny's Restaurants)                         62,296
                  Golden Corral Corporation                      57,739
                    (operating Golden Corral
                     Family Steakhouse Restaurants)
                  RTM Indianapolis, Inc. and RTM
                    Southwest, Texas, Inc.
                    (operating Arby's Restaurants)               24,791

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

      It is expected that the percentage of total rental and earned income contributed by these lessees and restaurant chains will decrease as additional Properties are acquired and leased in 1996 and subsequent years.

8.    Commitments:
      -----------

      The Partnership has entered into four development agreements with tenants which provide terms and specifications for the construction of buildings. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Partnership. The aggregate maximum development costs the Partnership has agreed to pay is approximately $3,492,900, of which approximately $1,889,400 in land and other costs had been incurred as of June 30, 1996. The buildings under construction are expected to be operational by November 1996.

      In connection with each of these properties, the Partnership, as lessor, had entered into a long-term lease agreement with these tenants which generally provides for the commencement of minimum annual rent the earlier of (i) the date the restaurant opens for business to the public,
      (ii) the date the certificate of occupancy is issued or (iii) a pre-determined number of days after the execution of the lease (ranging from 120 to 180 days). The leases for three of the four properties under construction as of June 30, 1996, provide for the tenant to pay "interim rent" equal to a pre-determined rate (ranging from 10.25% to 10.75%) times the amount funded by the Partnership during the period commencing with the effective date of the lease to the date minimum annual rent becomes payable. The other terms of the lease agreements for these properties are substantially the same as the leases relating to the Partnership's other properties as described in Note 2.

9.    Subsequent Events:
      -----------------

      During the period July 1, 1996 through July 31, 1996, the Partnership received capital contributions for an additional 222,840 units ($2,228,404) of limited partnership interest.

      In addition, between July 1, 1996 and July 31, 1996, the Partnership acquired three additional properties for cash, at a total cost of $1,794,044. One of the properties consists of land and a building and two of the properties are undeveloped land upon which restaurant buildings will be constructed. The development costs (including the purchase of the land and closing costs) to be paid by the Partnership relating to the two properties upon which restaurants will be constructed is estimated to be approximately $2,014,400 of which approximately $930,100 in land and other costs had been paid by the Partnership as of July 31, 1996. The buildings under construction are expected to be operational by January 1997. The lease agreements for the existing properties and the properties to be constructed are substantially the same as the leases relating to the Partnership's other properties, as described in Notes 2 and 8, respectively.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases will be triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 13 Properties, four of which were under construction.

Liquidity and Capital Resources
- -------------------------------

      Beginning September 2, 1995, the Partnership offered for sale up to 3,000,000 units of limited partnership interest (the "Units") (3,000,000 Units at $10 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995. As of June 30, 1996, the Partnership had sold 2,113,286 Units, representing $21,132,863 of capital contributed by limited partners. Based on the general partners' experience with 16 prior CNL Income Fund offerings (each of which sold the entire amount of units offered for purchase), the Partnership anticipates significant additional sales of Units prior to the termination of the offering. In accordance with the Partnership's prospectus, the general partners have elected to extend the offering of Units of the Partnership until a date no later than August 11, 1997.

      As of June 30, 1996, net proceeds to the Partnership from its offering of Units, after deduction of selling commissions, due diligence expense reimbursement fees and organizational and offering expenses, totalled $18,330,905. Of this amount, approximately $14,598,700 had been used to invest or committed for investment in 13 Properties, four of which were under construction at June 30, 1996, and to pay acquisition fees and certain acquisition expenses, leaving approximately $3,732,200 of offering proceeds available for investment in Properties. As of June 30, 1996, the Partnership had incurred $950,979 in acquisition fees to an affiliate of the general partners.

      As of June 30, 1996, the Partnership had entered into four development agreements with tenants which provide terms and specifications for the construction of buildings. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Partnership. The aggregate maximum development costs the Partnership has agreed to pay is approximately $3,492,900, of which approximately $1,889,400 in land and other costs had been incurred as of June 30, 1996. The buildings under construction are expected to be operational by November 1996.

      In connection with each of these properties, the Partnership, as lessor, has entered into a long-term lease agreement with these tenants which generally provides for the commencement of minimum annual rent the earlier of
(i) the date the restaurant opens for business to the public, (ii) the date the certificate of occupancy is issued or (iii) a pre-determined number of days after the execution of the lease (ranging from 120 to 180 days). The leases for three of the four properties under construction as of June 30, 1996, provide for the tenant to pay "interim rent" equal to a predetermined rate (ranging from 10.25% to 10.75%) times the amount funded by the Partnership during the period commencing with the effective date of the lease to the date minimum annual rent becomes payable. The other terms of the lease agreements for these Properties are substantially the same as the leases relating to the Partnership's other Properties.

      During the period July 1, 1996 and July 31, 1996, the Partnership acquired three additional Properties for cash, at a total cost of $1,794,044. One of the Properties consists of land and a building and two of the Properties are undeveloped land upon which restaurant buildings will be constructed. The development costs (including the purchase of the land and closing costs) to be paid by the Partnership relating to the two Properties upon which restaurants will be constructed is estimated to be approximately $2,014,000 of which approximately $930,100 in land and other costs had been paid by the Partnership as of July 31, 1996. The buildings under construction are expected to be operational by January 1997. The lease agreements for the existing Property and the Properties to be constructed are substantially the same as the leases relating to the Partnership's other Properties.

      The Partnership presently is negotiating to acquire additional properties, but as of July 31, 1996, had not acquired any such properties.

      As of July 31, 1996, the Partnership had sold 2,336,126 Units for an aggregate of $23,361,267 in gross offering proceeds and had invested or committed for investment approximately $17,577,000 thereof in 16 Properties, leaving approximately $2,781,000 in net offering proceeds available for investment in Properties. As of July 31, 1996, the Partnership had incurred $1,051,257 in acquisition fees to an affiliate of the general partners. The Partnership will use the remaining net offering proceeds, together with proceeds from the sale of Units subsequent to July 31, 1996, to acquire additional Properties, to pay acquisition fees and acquisition expenses and to pay expenses relating to the sale of Units. The number of Properties to be acquired will depend upon the amount of net offering proceeds (gross proceeds less fees and expenses of the offering) available to the Partnership.

      None of the Properties owned or to be acquired by the Partnership is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds, but will not encumber any of the Properties in connection with any such borrowing.

      Until Properties are acquired by the Partnership, all Partnership proceeds are held in short-term, highly liquid investments which the general partners believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located. At June 30, 1996, the Partnership had $6,454,397 invested in such short-term investments as compared to $4,198,859 at December 31, 1995. The increase in the amount invested in short-term investments is a result of the receipt of capital contributions from the sale of Units during the six months ended June 30, 1996. These funds will be used to purchase and develop Properties (directly or indirectly through joint venture arrangements), to pay syndication and acquisition costs, to pay limited partner distributions, to meet Partnership expenses and, in the general partners' discretion, to create cash reserves.

      During the quarter and six months ended June 30, 1996, affiliates of the general partners incurred on behalf of the Partnership $58,207 and $231,885, respectively, for certain organizational and offering expenses. In addition, during the quarter and six months ended June 30, 1996 affiliates of general partners incurred on behalf of the Partnership $15,810 and $51,380, respectively, for certain acquisition expenses and $18,839 and $23,549, respectively, for certain operating expenses. As of June 30, 1996, the Partnership owed $71,245 to related parties for such amounts, accounting and administrative services and unpaid commissions, due diligence reimbursement fees, acquisition fees and management fees. As of July 31, 1996, the Partnership had reimbursed the affiliates all such amounts. Amounts payable to other parties, including distributions payable, increased to $1,144,356 at June 30, 1996, from $139,001 at December 31, 1995, as a result of an increase in distributions payable to limited partners and costs incurred with respect to the Properties under construction and unpaid at June 30, 1996.

      During the six months ended June 30, 1996, the Partnership generated cash from operations (which includes cash received from tenants, interest and other income received, less cash paid for expenses) of $257,021. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $326,736 for the six months ended June 30, 1996 ($211,692 for the quarter ended June 30, 1996). This represents distributions of $0.25 per unit for the six months ended June 30, 1996 ($0.12 per unit for the quarter ended June 30, 1996). No distributions were made to the general partners for the quarter and six months ended June 30, 1996. No amounts distributed or to be distributed to the limited partners for the quarter and six months ended June 30, 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The general partners believe that the Properties are adequately covered by insurance. In addition, the general partners obtained contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Properties. The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards is expected to minimize the Partnership's operating expenses. Partnership net income is expected to increase throughout 1996, as rental income increases, due to the acquisition of additional Properties and due to the fact that the Properties that were under construction at June 30, 1996, will be operational. Accordingly, the general partners believe that any anticipated decrease in the Partnership's liquidity in 1996, due to its investment of available net offering proceeds in Properties and the payment of additional costs relating to the Properties under construction at June 30, 1996, will not have an adverse effect on the Partnership's operations.

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

Results of Operations
- ---------------------

      No significant operations commenced until the Partnership received the minimum offering proceeds of $1,500,000 on November 3, 1995.

      As of June 30, 1996, the Partnership had purchased 13 Properties and entered into lease agreements relating to each of these Properties. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $71,500 to $190,000. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (ranging from the fourth to the sixth lease year), the annual base rent required under the terms of the leases will increase.

      During the quarter and six months ended June 30, 1996, the Partnership earned $223,760 and $257,574, respectively, in rental income from operating leases and earned income from direct financing leases from nine Properties and "interim rent" for three of the four Properties under construction at June 30, 1996, equal to a pre-determined rate (ranging from 10.25% to 10.75%) times the amount funded by the Partnership during the period commencing with the effective date of the lease to the date minimum annual rent becomes payable. No rental income was earned for one of the four Properties under construction as of June 30, 1996, due to the fact that rent does not commence until the earlier of (i) the date the restaurant opens for business to the public,
(ii) the date the certificate of occupancy for the restaurant is issued or
(iii) 180 days after the execution of the lease. This Property is expected to be operational by September 1996, at which time rental payments are expected to commence. Because the Partnership did not commence significant operations until it received the minimum offering proceeds on November 3, 1995, and has not yet acquired all of its Properties, Partnership revenues for the quarter and six months ended June 30, 1996, represent only a portion of revenues which the Partnership is expected to earn during a full quarter and six months in which the Partnership's Properties are operational.

      During the quarter ended June 30, 1996, four lessees, or group of affiliated lessees, of the Partnership and their respective restaurant chain,
(i) Golden Corral Corporation (operating Golden Corral Family Steakhouse Restaurants), (ii) National Restaurant Enterprises, Inc. (operating Burger King restaurants), (iii) DenAmerica Corporation (operating Denny's restaurants), and (iv) RTM Indianapolis, Inc., and RTM Southwest Texas, Inc., (hereinafter referred to as RTM, Inc.) (operating Arby's restaurants), each contributed more than ten percent of the Partnership's total rental income.
As of June 30, 1996, Golden Corral Corporation was the lessee under leases relating to three restaurants (including one Property under construction as of June 30, 1996), National Restaurant Enterprises, Inc., was the lessee under leases relating to two restaurants, DenAmerica Corporation was the lessee under leases relating to two restaurants and RTM, Inc. was the lessee under leases relating to two restaurants. Because the Partnership did not commence operations until November 1995, and its first Property was not purchase until December 1995, the foregoing information regarding the lessees and restaurant chains which contributed a significant amount of the Partnership's total rental income during the quarter ended June 30, 1996, may or may note be representative of the lessees which will account for more than ten percent of the Partnership's rental income during the remainder of 1996 and subsequent years. Because the Partnership has not completed its acquisition of Properties as yet, it is not possible to determine which lessees or restaurant chains will contribute more than ten percent of the Partnership's rental income during the remainder of 1996 and subsequent years. In the event that certain lessees or restaurant chains contribute more than ten percent of the Partnership's rental income in the current and future years, any failure of such lessees or restaurant chains could materially affect the Partnership's income.

      During the quarter and six months ended June 30, 1996, the Partnership also earned $49,146 and $102,696, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments. As net offering proceeds are invested in additional Properties and the Properties under construction became operational, the percentage of total income representing interest income is expected to decrease.

      Operating expenses, including depreciation and amortization, were $77,539 and $101,528, respectively, for the quarter and six months ended June 30, 1996. The dollar amount of operating expenses is expected to increase and the amount of general operating and administrative expenses as a percentage of total revenues is expected to decrease, as the Partnership acquires additional Properties and the Properties under construction become operational.






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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) The Partnership filed three reports on Form 8-K on April 4, 1996, May 3, 1996 and June 6, 1996, reporting property acquisitions. In addition, the Partnership filed three reports on Form 8-K/A on May 3, 1996, reporting property acquisitions.






                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 12th day of August, 1996.

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