Form 10-Q
period 1996-09-30
CNL INCOME FUND XVII LTD
filed 1996-11-13
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                               -----------------------------------

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


                    CNL Income Fund XVII, Ltd.
-------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


          Florida                             59-3295393
----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                          -------       -------



                                    CONTENTS
                                    --------






Part I                                                              Page
                                                                    ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                     4-5

             Notes to Condensed Financial Statements                6-15

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  16-21


Part II

  Other Information                                                 22

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                               September 30,     December 31,
             ASSETS                                1996              1995
                                               -------------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation                                  $17,291,664      $   402,244
Net investment in direct financing
  leases                                          1,934,015               -
Cash and cash equivalents                         9,407,094        4,198,859
Receivables                                          65,423              410
Prepaid expenses                                      8,350               -
Organization costs, less accumulated
  amortization of $1,809 and $309                     8,191            9,691
Accrued rental income                                69,918               -
Other assets                                        443,404          267,217
                                                -----------      -----------

                                                $29,228,059      $ 4,878,421
                                                ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $     1,826      $    42,609
Accrued construction costs payable                2,488,641           69,316
Distributions payable                               349,912           27,076
Due to related parties                               67,333           97,187
Rents paid in advance                               119,398               -
                                                -----------      -----------
  Total liabilities                               3,027,110          236,188

Commitments (Note 8)

Partners' capital                                26,200,949        4,642,233
                                                -----------      -----------

                                                $29,228,059      $ 4,878,421
                                                ===========      ===========

            See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                February 10,
                                                               1995 (Date of
                                                 Nine Months     Inception)
                            Quarter Ended          Ended         through
                            September 30,       September 30,  September 30,
                            1996       1995         1996           1995
                         ---------   ---------   -------------  -------------

Revenues:
  Rental income from
    operating leases     $ 303,976   $      -     $ 525,787      $      -
  Earned income from
    direct financing
    leases                  44,574          -        80,337             -
  Interest                  72,350          -       175,046             -
  Other income               2,490          -         9,552             -
                         ---------   ---------    ---------       ---------
                           423,390          -       790,722             -
                         ---------   ---------    ---------       ---------

Expenses:
  General operating
    and administra-
    tive                    49,163          -       107,897             -
  Professional
    services                 4,164          -        11,631             -
  Management fees
    to related
    party                    3,762          -         6,158             -
  Depreciation and
    amortization            57,928          -        90,859             -
                         ---------   ---------    ---------       ---------
                           115,017          -       216,545             -
                         ---------   ---------    ---------       ---------

Net Income               $ 308,373   $      -     $ 574,177      $      -
                         =========   =========    =========       =========

Allocation of Net
  Income:
    General partners     $    (579)  $      -     $    (908)     $      -
    Limited partners       308,952          -       575,085             -
                         ---------   ---------    ---------       ---------

                         $ 308,373   $      -     $ 574,177      $      -
                         =========   =========    =========       =========

Net Income Per
  Limited Partner
  Unit                   $    0.12   $      -     $    0.33       $      -
                         =========   =========    =========       =========


Weighted Average
  Number of Limited
  Partner Units
  Outstanding            2,530,985          -     1,748,248              -
                         =========   =========    =========       =========


            See accompanying notes to condensed financial statements.




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                 February 10,
                                                                1995 (Date of
                                               Nine Months        Inception)
                                                  Ended            through
                                              September 30,      December 31,
                                                  1996              1995
                                              -------------     -------------

General partners:
  Beginning balance                            $       997       $        -
  Contributions                                         -              1,000
  Net income                                          (908)               (3)
                                               -----------       -----------
                                                        89               997
                                               -----------       -----------

Limited partners:
  Beginning balance                              4,641,236                -
  Contributions                                 24,206,754         5,696,921
  Syndication costs                             (2,545,567)       (1,035,764)
  Net income                                       575,085             8,354
  Distributions ($0.39 and
    $0.08 per limited partner
    unit, respectively)                           (676,648)          (28,275)
                                               -----------       -----------
                                                26,200,860         4,641,236
                                               -----------       -----------

Total partners' capital                        $26,200,949       $ 4,642,233
                                               ===========       ===========


            See accompanying notes to condensed financial statements.




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                 February 10,
                                                                1995 (Date of
                                                Nine Months       Inception)
                                                   Ended           through
                                               September 30,    September 30,
                                                   1996             1995
                                               -------------    -------------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                               $    711,101     $         -
                                               ------------     ------------

    Cash Flows From Investing Activities:
      Additions to land and buildings
        on operating leases                     (14,912,815)              -
      Investment in direct financing
        leases                                   (1,590,308)              -
      Increase in other assets                      (83,837)              -
      Other                                              -               (20)
                                               ------------     ------------
          Net cash used in investing
            activities                          (16,586,960)             (20)
                                               ------------     ------------

    Cash Flows From Financing Activities:
      Reimbursement of acquisition and
        syndication costs paid by related
        parties on behalf of the
        Partnership                                (323,419)              -
      Contributions from general partners                -             1,000
      Contributions from limited partners        24,206,754               -
      Distributions to limited partners            (353,812)              -
      Payment of syndication costs               (2,445,429)              -
                                               ------------     ------------
          Net cash provided by
            financing activities                 21,084,094            1,000
                                               ------------     ------------

Net Increase in Cash and Cash Equivalents         5,208,235              980

Cash and Cash Equivalents at Beginning
  of Period                                       4,198,859               -
                                               ------------     ------------

Cash and Cash Equivalents at End of
  Period                                       $  9,407,094     $        980
                                               ============     ============

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain acqui-
      sition, organization and syndi-
      cation costs on behalf of the
      Partnership as follows:
        Acquisition costs                      $     67,840     $         -
        Organization costs                               -            10,000
        Syndication costs                           231,885          197,992
                                               ------------     ------------

                                               $    299,725    $     207,992
                                               ============    =============
   Land, building and other costs
      incurred and unpaid at end of
      period                                   $  2,528,661     $      1,395
                                               ============     ============

    Construction in progress at
      December 31, 1995, transferred
      to net investment in direct
      financing leases                         $     90,561     $         -
                                               ============     ============

    Commissions, due diligence expense
      reimbursement fee, and other
      syndication costs incurred and
      unpaid at end of period                  $        325     $     64,108
                                               ============     ============

    Distributions declared and unpaid
      at end of period                         $    349,912     $         -
                                               ============     ============


            See accompanying notes to condensed financial statements.




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   Quarters Ended September 30, 1996 and 1995,
               Nine Months Ended September 30, 1996 and the Period
                      February 10, 1995 (Date of Inception)
                           through September 30, 1995


1.    Significant Accounting Policies:
      -------------------------------

      Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

      Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned. Rents paid in advance include "interim rent" payments required to be paid under the terms of certain leases for construction properties, equal to a pre-determined rate times the amount funded by the Partnership during the period commencing with the effective date of the lease to the date minimum annual rent becomes payable. Once minimum annual rent becomes payable, the "interim rent" payments are amortized and recorded as income either (i) over the lease term so as to produce a constant periodic rate of return for leases accounted for using the direct financing method, or (ii) over the lease term using the straight-line method for leases accounted for using the operating method, whichever is applicable.

2.    Leases:
      ------

      The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Sixteen of the leases are classified as operating leases and three of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of the leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage.

      The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at:

                                          September 30,      December 31,
                                              1996               1995
                                           -------------      ------------

            Land                           $ 7,513,927       $   311,683
            Buildings                        9,354,176                -
                                           -----------       -----------
                                            16,868,103           311,683
            Less accumulated
              depreciation                     (89,359)               -
                                           -----------       -----------
                                            16,778,744           311,683
            Construction in
              progress                         512,920            90,561
                                           -----------       -----------

                                           $17,291,664       $   402,244
                                           ===========       ===========


      Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the quarter and nine months ended September 30, 1996, the Partnership recognized $47,505 and $69,918, respectively, of such rental income.

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at September 30, 1996:

            1996                                             $   336,609
            1997                                               1,640,675
            1998                                               1,640,675
            1999                                               1,648,998
            2000                                               1,658,735
            Thereafter                                        24,588,611
                                                             -----------

                                                             $31,514,303
                                                             ===========

      These amounts do not include minimum lease payments that will become due when properties under development are completed. (See Note 8.)

4.    Net Investment in Direct Financing Leases:
      -----------------------------------------

      The following lists the components of the net investment in direct financing leases at:

                                          September 30,      December 31,
                                              1996               1995
                                          -------------      ------------

            Minimum lease payments
              receivable                   $ 4,250,278       $        -
            Estimated residual
              values                           485,917                -
            Less unearned income            (2,802,180)               -
                                           -----------       -----------

            Net investment in
              direct financing
              leases                       $ 1,934,015       $        -
                                           ===========       ===========


      The following is a schedule of future minimum lease payments to be received on direct financing leases at September 30, 1996:

            1996                                              $   54,763
            1997                                                 219,051
            1998                                                 219,051
            1999                                                 219,051
            2000                                                 219,051
            Thereafter                                         3,319,311
                                                              ----------

                                                              $4,250,278
                                                              ==========

5.    Syndication Costs:
      -----------------

      Syndication costs consisting of legal fees, commissions, the due diligence expense reimbursement fee, printing and other expenses incurred in connection with the offering totalled $3,581,331 and $1,035,764 at September 30, 1996 and December 31, 1995, respectively. These offering expenses were charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering. All organizational and offering expenses, as defined in the Partnership's prospectus, which exceed three percent of the total gross proceeds received from the sale of units of the Partnership will be paid or reimbursed by the general partners and will not be the responsibility of the Partnership.

6.    Related Party Transactions:
      --------------------------

      During the nine months ended September 30, 1996, the Partnership incurred $2,057,574 in syndication costs due to CNL Securities Corp. for services in connection with selling units of limited partnership interest. A substantial portion of these amounts ($1,935,081) was or will be paid as commissions to other broker-dealers.

      In addition, during the nine months ended September 30, 1996, the Partnership incurred $121,034 in due diligence expense reimbursement fees due to CNL Securities Corp. These fees equal 0.5% of the limited partner contributions of $24,206,754 received during the nine months ended September 30, 1996. A portion of these fees has been or may be reallowed to other broker-dealers and all due diligence expenses will be paid from such fees.

      Additionally, during the nine months ended September 30, 1996, the Partnership incurred $1,089,304 in acquisition fees due to CNL Fund Advisors, Inc. for services in finding, negotiating and acquiring properties on behalf of the Partnership. These fees represent 4.5% of the limited partner capital contributions received during the nine months ended September 30, 1996, and are included in land and buildings on operating leases, net investment in direct financing leases and other assets.

      In addition, during the quarter and nine months ended September 30, 1996, the Partnership incurred management fees of $3,762 and $6,158, respectively, due to CNL Fund Advisors, Inc.

      During the quarter and nine months ended September 30, 1996, certain affiliates of the general partners provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. For the quarter and nine months ended September 30, 1996, the expenses incurred for these services were classified as follows:

                                                              Nine Months
                                           Quarter Ended         Ended
                                           September 30,     September 30,
                                               1996              1996
                                           -------------     -------------

            Syndication costs                $     -            $177,683
            General operating
              and administrative
              expenses                         27,968             73,063
                                             --------           --------

                                             $ 27,968           $250,746
                                             ========           ========


      The due to related parties consisted of the following at:

                                             September 30,     December 31,
                                                 1996              1995
                                             -------------     ------------

            Due to CNL Securities
              Corp.:
                Commissions                    $     -          $ 29,298
                Due diligence expense
                  reimbursement fee                 325            1,723
                                                --------        --------
                                                    325           31,021
                                                --------        --------

            Due to CNL Fund Advisors,
              Inc. and its affiliates:
                Expenditures incurred
                  on behalf of the
                  Partnership                    21,993           38,070
                Acquisition fees                 40,020           15,511
                Accounting and admini-
                  strative services               4,381           12,585
                Management fees                     614               -
                                                --------        --------
                                                 67,008           66,166
                                                --------        --------

                                               $ 67,333         $ 97,187
                                                ========        ========

      During the nine months ended September 30, 1996, the Partnership acquired one property for a purchase price of $853,881 from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the property, including closing costs.

7.    Concentration of Credit Risk:
      ----------------------------

      The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, and the respective restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for the quarter ended September 30, 1996:

            Golden Corral Corporation
              (operating Golden Corral
               Family Steakhouse Restaurants)                    $93,371
            DenAmerica Corporation (operating
              Denny's Restaurants)                                86,765
            National Restaurant
              Enterprises, Inc.
              (operating Burger King
               restaurants)                                       68,726
            RTM Indianapolis, Inc. and RTM
              Southwest, Texas, Inc.
              (operating Arby's Restaurants)                      44,146

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

8.    Commitments:
      -----------

      The Partnership has entered into two development agreements with the same tenant which provide terms and specifications for the construction of buildings. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Partnership. The aggregate maximum development costs the Partnership has agreed to pay is approximately $1,389,400, of which approximately $1,026,800 in land and other costs had been incurred as of September 30, 1996. The buildings under construction are expected to be operational by November 1996.

      In connection with each of these properties, the Partnership, as lessor, has entered into a long-term lease agreement with one tenant which provides for the commencement of minimum annual rent the earlier of (i) the date the restaurant opens for business to the public, (ii) the date the certificate of occupancy is issued, (iii) 120 days after the execution of the lease or (iv) the date the tenant receives from the Partnership its final funding of the construction costs. The leases for the two properties under construction as of September 30, 1996, provide for the tenant to pay "interim rent" equal to a pre-determined rate of 11.75% times the amount funded by the Partnership during the period commencing with the effective date of the lease to the date minimum annual rent becomes payable. The other terms of the lease agreements for these properties are substantially the same as the leases relating to the Partnership's other properties as described in Note 2.

9.    Subsequent Events:
      -----------------

      During the period October 1, 1996 through October 31, 1996, the Partnership received capital contributions for an additional 9,633 units ($96,325) of limited partnership interest.

      Between October 1, 1996 and October 31, 1996, the Partnership acquired one additional property for cash, at a total cost of $807,718. The lease agreement for the property is substantially the same as the leases relating to the Partnership's other properties, as described in Note 2.

      In addition, between October 1, 1996 and October 31, 1996, the Partnership acquired an approximate 20 percent interest in a property in Fayetteville, North Carolina, as tenants-in-common with an affiliate of the general partners, at a total cost of $187,481. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to each co-venturer's interest.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases will be triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1996, the Partnership owned 19 Properties, two of which were under construction.

Liquidity and Capital Resources
-------------------------------

      Beginning September 2, 1995, the Partnership offered for sale up to 3,000,000 units of limited partnership interest (the "Units") (3,000,000 Units at $10 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995. As of September 30, 1996, the Partnership had accepted subscriptions for 3,000,000 Units and had received subscription proceeds for 2,990,368 Units, representing $29,903,675 of capital contributed by limited partners. The remaining proceeds of $96,325, representing the remaining 9,633 Units were received as of October 10, 1996.

      As of September 30, 1996, net proceeds to the Partnership from its offering of Units, after deduction of selling commissions, due diligence expense reimbursement fees and organizational and offering expenses, totalled $26,312,344. Of this amount, approximately $20,130,700 had been used to invest or committed for investment in 19 Properties, two of which were under construction at September 30, 1996, and to pay acquisition fees and certain acquisition expenses, leaving approximately $6,181,600 of offering proceeds available for investment in Properties. As of September 30, 1996, the Partnership had incurred $1,345,665 in acquisition fees to an affiliate of the general partners.

      As of September 30, 1996, the Partnership had entered into two development agreements with one tenant which provide terms and specifications for the construction of two buildings. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Partnership. The aggregate maximum development costs the Partnership has agreed to pay is approximately $1,389,400, of which approximately $1,026,800 in land and other costs had been incurred as of September 30, 1996. The buildings under construction are expected to be operational by November 1996.

      In connection with each of these Properties, the Partnership, as lessor, has entered into a long-term lease agreement with the tenant which provides for the commencement of minimum annual rent the earlier of (i) the date the restaurant opens for business to the public, (ii) the date the certificate of occupancy is issued, (iii) 120 days after the execution of the lease or (iv) the date the tenant receives from the Partnership its final funding of the construction costs. The leases for the two properties under construction as of September 30, 1996, provide for the tenant to pay "interim rent" equal to a pre-determined rate of 11.75% times the amount funded by the Partnership during the period commencing with the effective date of the lease to the date minimum annual rent becomes payable. The other terms of the lease agreements for these Properties are substantially the same as the leases relating to the Partnership's other Properties.

      Between October 1, 1996 and October 31, 1996, the Partnership acquired one additional Property for cash, at a total cost of $807,718. The lease agreement for the existing Property is substantially the same as the leases relating to the Partnership's other Properties.

      In addition, between October 1, 1996 and October 31, 1996, the Partnership acquired an approximate 20 percent interest in a Property in Fayetteville, North Carolina, as tenants-in-common with an affiliate of the general partners, at a total cost of $187,481. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's interest.

      The Partnership presently is negotiating to acquire additional properties, but as of October 31, 1996, had not acquired any such properties.

      As of October 31, 1996, the Partnership had received all proceeds from the sale of 3,000,000 Units for an aggregate of $30,000,000 in gross offering proceeds and had invested or committed for investment approximately $21,130,000 thereof in 21 Properties, including one Property owned with an affiliate as tenants-in-common, leaving approximately $5,270,000 in net offering proceeds available for investment in Properties. As of October 31, 1996, the Partnership had incurred $1,350,000 in acquisition fees to an affiliate of the general partners. The Partnership will use the remaining net offering proceeds to acquire additional Properties. The number of Properties to be acquired will depend upon the amount of net offering proceeds available to the Partnership.

      None of the Properties owned or to be acquired by the Partnership is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds, but will not encumber any of the Properties in connection with any such borrowing.

      Until Properties are acquired by the Partnership, all Partnership proceeds are held in short-term, highly liquid investments which the general partners believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located. At September 30, 1996, the Partnership had $9,407,094 invested in such short-term investments as compared to $4,198,859 at December 31, 1995. The increase in the amount invested in short-term investments is a result of the receipt of capital contributions from the sale of Units during the nine months ended September 30, 1996. These funds will be used to purchase and develop Properties (directly or indirectly through joint venture arrangements), to pay syndication and acquisition costs, to pay limited partner distributions, to meet Partnership expenses and, in the general partners' discretion, to create cash reserves.

      During the nine months ended September 30, 1996, affiliates of the general partners incurred on behalf of the Partnership $231,885 for certain organizational and offering expenses. In addition, during the quarter and nine months ended September 30, 1996 affiliates of general partners incurred on behalf of the Partnership $16,460 and $67,840, respectively, for certain acquisition expenses and $27,131 and $50,680, respectively, for certain operating expenses. As of September 30, 1996, the Partnership owed $67,333 to related parties for such amounts, accounting and administrative services and unpaid due diligence reimbursement fees, acquisition fees and management fees. As of October 31, 1996, the Partnership had reimbursed the affiliates all such amounts. Amounts payable to other parties, including distributions payable, increased to $2,840,379 at September 30, 1996, from $139,001 at December 31, 1995, as a result of an increase in distributions payable to limited partners and costs incurred with respect to the Properties under construction and unpaid at September 30, 1996.

      During the nine months ended September 30, 1996, the Partnership generated cash from operations (which includes cash received from tenants, interest and other income received, less cash paid for expenses) of $711,101. Based on cash from operations, the Partnership declared distributions to the limited partners of $676,648 for the nine months ended September 30, 1996 ($349,912 for the quarter ended September 30, 1996). This represents distributions of $0.39 per unit for the nine months ended September 30, 1996 ($0.14 per unit for the quarter ended September 30, 1996). No distributions were made to the general partners for the quarter and nine months ended September 30, 1996. No amounts distributed or to be distributed to the limited partners for the quarter and nine months ended September 30, 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The general partners believe that the Properties are adequately covered by insurance. In addition, the general partners have obtained contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Properties. The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards is expected to minimize the Partnership's operating expenses. Partnership net income is expected to increase throughout 1996, as rental income increases, due to the acquisition of additional Properties and due to the fact that the Properties that were under construction at September 30, 1996, will be operational. Accordingly, the general partners believe that any anticipated decrease in the Partnership's liquidity in 1996, due to its investment of available net offering proceeds in Properties and the payment of additional costs relating to the Properties under construction at September 30, 1996, will not have an adverse effect on the Partnership's operations.

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

Results of Operations
---------------------

      No significant operations commenced until the Partnership received the minimum offering proceeds of $1,500,000 on November 3, 1995.

      As of September 30, 1996, the Partnership had purchased 19 Properties and entered into lease agreements relating to each of these Properties. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $66,900 to $190,000. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (ranging from the fourth to the sixth lease year), the annual base rent required under the terms of the leases will increase.

      During the quarter and nine months ended September 30, 1996, the Partnership earned $348,550 and $606,124, respectively, in rental income from operating leases and earned income from direct financing leases from the 17 Properties which were operational at September 30, 1996. Because the Partnership did not commence significant operations until it received the minimum offering proceeds on November 3, 1995, and has not yet acquired all of its Properties, Partnership revenues for the quarter and nine months ended September 30, 1996, represent only a portion of revenues which the Partnership is expected to earn during a full quarter and nine months in which the Partnership's Properties are operational.

      During the quarter ended September 30, 1996, four lessees, or group of affiliated lessees, of the Partnership and their respective restaurant chain,
(i) Golden Corral Corporation (operating Golden Corral Family Steakhouse Restaurants), (ii) National Restaurant Enterprises, Inc. (operating Burger King restaurants), (iii) DenAmerica Corporation (operating Denny's restaurants), and
(iv) RTM Indianapolis, Inc., and RTM Southwest Texas, Inc., (hereinafter referred to as RTM, Inc.) (operating Arby's restaurants), each contributed more than ten percent of the Partnership's total rental income. As of September 30, 1996, Golden Corral Corporation was the lessee under leases relating to three restaurants, National Restaurant Enterprises, Inc., was the lessee under leases relating to two restaurants, DenAmerica Corporation was the lessee under leases relating to three restaurants and RTM, Inc. was the lessee under leases relating to two restaurants. Because the Partnership did not commence operations until November 1995, and its first Property was not purchased until December 1995, the foregoing information regarding the lessees and restaurant chains which contributed a significant amount of the Partnership's total rental income during the quarter ended September 30, 1996, may or may not be representative of the lessees which will account for more than ten percent of the Partnership's rental income during the remainder of 1996 and subsequent years. Because the Partnership has not completed its acquisition of Properties as yet, it is not possible to determine which lessees or restaurant chains will contribute more than ten percent of the Partnership's rental income during the remainder of 1996 and subsequent years, with the exception of Golden Corral Corporation (operating Golden Corral Family Steakhouse Restaurants), National Restaurant Enterprises, Inc. (operating Burger King restaurants) and DenAmerica Corporation (operating Denny's restaurants), each of which the Partnership anticipates will contribute more then ten percent of the Partnership's income during the remainder of 1996 and subsequent years. In addition, the Partnership anticipates that Foodmaker, Inc. (operating Jack in the Box restaurants) will contribute more then ten percent of the Partnership's income in subsequent years. In the event that certain lessees or restaurant chains contribute more than ten percent of the Partnership's rental income in the current and future years, any failure of such lessees or restaurant chains could materially affect the Partnership's income.

      During the quarter and nine months ended September 30, 1996, the Partnership also earned $72,350 and $175,046, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments. As net offering proceeds are invested in additional Properties and the Properties under construction became operational, the percentage of total income representing interest income is expected to decrease.

      Operating expenses, including depreciation and amortization, were $115,017 and $216,545, respectively, for the quarter and nine months ended September 30, 1996. The dollar amount of operating expenses is expected to increase and the amount of general operating and administrative expenses as a percentage of total revenues is expected to decrease, as the Partnership acquires additional Properties and the Properties under construction become operational.




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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) The Partnership filed three reports on Form 8-K on July 2, 1996, July 24, 1996 and August 20, 1996, reporting property acquisitions.





                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 12th day of November, 1996.

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