Form 10-K405
period 1996-12-31
CNL INCOME FUND XVII LTD
filed 1997-03-31
CIK 943718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________


                        Commission file number  33-90998

                           CNL INCOME FUND XVII, LTD.
             (Exact name of registrant as specified in its charter)

                  Florida                               59-3295393
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                        400 East South Street, Suite 500
                            Orlando, Florida  32801
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

         Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:             Name of exchange on which registered:
             None                                  Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes  [X]   No   [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

Item 1.  Business

         CNL Income Fund XVII, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on February 10, 1995. The general partners of the Partnership are Robert
A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on September 2, 1995, the Partnership offered for sale up to $30,000,000 of limited partnership interests (the "Units") (3,000,000 Units at $10 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995. The offering terminated on September 19, 1996, at which date the maximum offering proceeds of $30,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,400,000. The Partnership acquired its first Property on December 20, 1995, which was under construction. During the year ended December 31, 1996, the Partnership completed construction of the Property acquired in 1995, and acquired 23 additional Properties (two of which were under construction as of December 31, 1996), including one Property owned by a joint venture in which the Partnership is a co-venturer and one Property owned with an affiliate, as tenants-in-common, at an aggregate cost of approximately $23,406,500, including acquisition fees and certain acquisition expenses. As a result of the above transactions, as of December 31, 1996, the Partnership had acquired 24 Properties, including one Property owned by a joint venture in which the Partnership is a co-venturer and one Property owned with an affiliate, as tenants-in-common. During the period January 1, 1997, through March 6, 1997, the Partnership had used the majority of its remaining net offering proceeds to acquire two additional Properties, as tenants-in-common, with two separate affiliates. In addition, the Partnership entered into a joint venture, CNL Mansfield Joint Venture, with an affiliate of the General Partners, to own an approximate 21 percent interest in the joint venture.

         The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of some of the Properties commencing seven to 12 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties provide for initial terms ranging from 15 to 20 years (the average being 18 years) and expire between 2011 and 2016. All leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $66,200 to $240,800. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to the terms of the lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         The leases for the two Properties acquired between January 1, 1997 and March 6, 1997, as tenants-in-common, with separate affiliates, and the lease for the Property acquired by CNL Mansfield Joint Venture, are substantially the same as those described above.

Major Tenants

         During 1996, four lessees, or group of affiliated lessees, of the Partnership, (i) Golden Corral Corporation, (ii) National Restaurant Enterprises, Inc., (iii) DenAmerica Corp. and (iv) RTM Indianapolis, Inc. and RTM Southwest Texas, Inc., (hereinafter referred to as RTM, Inc.), each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1996, Golden Corral Corporation, National Restaurant Enterprises, Inc., DenAmerica Corp. and RTM, Inc. were each lessee under leases relating to three restaurants. It is anticipated that based on the minimum rental payments required by the leases, Golden Corral Corporation, DenAmerica Corp. and Foodmaker, Inc. each will contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants, ("Golden Corral"), Arby's, Denny's and Burger King, each accounted for more than ten percent of the Partnership's total rental income during 1996. In subsequent years, it is anticipated that Golden Corral, Jack in the Box, Denny's, Burger King and Boston Market, each will contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. As of December 31, 1996, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         In October 1996, the Partnership entered into an agreement to hold a Boston Market Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property and net cash flow from the Property in proportion to each co-venturer's percentage interest in the Property. The Partnership owns a 19.73% interest in this Property.

         In addition in December 1996, the Partnership entered into a joint venture arrangement, CNL/GC El Cajon Joint Venture, with an unaffiliated entity to purchase and hold one Property. The Partnership owns an 80 percent interest in this joint venture.

         The joint venture arrangement provides for the Partnership and its joint venture partner to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership and its joint venture partner are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         CNL/GC El Cajon Joint Venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of either of the joint venturers, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture.

         The Partnership has management control of CNL/GC El Cajon Joint Venture. The joint venture agreement restricts any venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of CNL/GC El Cajon is distributed 80 percent to the Partnership and 20 percent to the other joint venture partner. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture agreements, during the period January 1, 1997 through March 6, 1997, the Partnership entered into two agreements to hold a Black-eyed Pea Property and a Burger King Property, each as tenants-in-common, with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns an approximate 27 percent and 37 percent interest in the Black-eyed Pea and Burger King Properties, respectively. In addition, the Partnership also acquired a 21 percent interest in CNL Mansfield Joint Venture, with an affiliate of the General Partners, to purchase and hold one Property.

Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

         The fast-food, family-style and casual dining restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains and restaurants in other well-known national chains, including those offering different types of food and service.

         The Partnership also will be in competition with other persons and entities both to locate suitable Properties to acquire and to locate purchasers for its Properties. The Partnership also will compete with other financing sources such as banks, mortgage lenders and sale/leaseback companies for suitable Properties and tenants.

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 1996, the Partnership owned 24 Properties, located in 12 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Property and its cost, including acquisition fees and certain acquisition expenses.

         During the period January 1, 1997 through March 6, 1997, the Partnership acquired two additional Properties, as tenants-in-common, with two separate affiliates, for cash, at a total cost of approximately $717,300. In addition, the Partnership entered into a joint venture, CNL Mansfield Joint Venture, with an affiliate of the General Partners. In conjunction therewith, the Partnership contributed $163,964 in exchange for an approximate 21 percent interest in the joint venture. The leases of these three Properties are substantially the same as the leases described in Item 1. Business - Leases.

Description of Properties

         Land. As of December 31, 1996, the Partnership's Property sites ranged from approximately 18,200 to 91,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. As of December 31, 1996, the sizes of the buildings owned by the Partnership ranged from approximately 2,100 to 11,300 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

         Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures, as may be reasonably necessary, to refurbish buildings, premises, signs and equipment, so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases three Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2011) and the average minimum base annual rent is approximately $157,100 (ranging from approximately $127,800 to $190,000).

         National Restaurant Enterprises, Inc. leases three Burger King restaurants. The initial term of each lease is 20 years (expiring in 2016) and the average minimum base annual rent is approximately $141,700 (ranging from approximately $123,200 to $155,000).

         DenAmerica Corp. leases three Denny's restaurants. The initial term of each lease is 20 years (expiring between 2015 and 2016) and the average minimum base annual rent is approximately $110,400 (ranging from approximately $98,700 to $130,000).

         RTM, Inc. leases three Arby's restaurants. The initial term of each lease is 20 years (expiring in 2016) and the average minimum base annual rent is approximately $82,300 (ranging from approximately $79,400 to $84,700).

         The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.

Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.



                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 6, 1997, there were 1,613 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price to be paid for any Unit transferred pursuant to the Plan has been $10.00 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 other than pursuant to the Plan. No transfer of Units took place during the period February 10, 1995 (date of inception) through December 31, 1995. A total of 4,000 Units were transferred other than pursuant to the Plan for the year ended December 31, 1996.

                                           High      Low     Average
                                          ------   ------   --------
         First Quarter                       (1)      (1)        (1)
         Second Quarter                      (1)      (1)        (1)
         Third Quarter                       (1)      (1)        (1)
         Fourth Quarter                   $10.00   $10.00     $10.00

(1) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, the Partnership declared cash distributions of $1,166,689 and $28,275, respectively, to the Limited Partners. No amounts distributed to partners for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared following the close of each of the Partnership's calendar quarters following the first admission of Limited Partners to the Partnership. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         Quarter Ended                     1996          1995
         -------------                  ----------     ---------

         March 31                         $115,044   $     -
         June 30                           211,692         -
         September 30                      349,869         -
         December 31                       490,084       28,275

         For the period February 10, 1995 (date of inception) through November 3, 1995, the Partnership did not make any cash distributions because operations had not commenced.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.


Item 6.  Selected Financial Data


                                                                 February 10,
                                                                  1995 (date
                                                                 of inception)
                                              Year Ended           through
                                              December 31,        December 31,
                                                  1996              1995 (1)
                                              --------------      ------------

Revenues (2)                                    $  1,444,503      $    12,153
Net income                                         1,095,759            8,351
Cash distributions declared                        1,166,689           28,275
Net income per Unit (3)                                 0.37              .02
Cash distributions declared per Unit (3)                0.39              .08
Weighted average number of Limited Partner
   Units outstanding (3)                           2,999,513          340,780

                                                      As of December 31,
                                                   1996               1995
                                                 ------------     -----------
Total assets                                     $28,675,007       $4,878,421
Partners' capital                                 26,320,146        4,642,233

(1) Operations did not commence until November 4, 1995, the date following when the Partnership received the minimum offering proceeds of $1,500,000, and such proceeds were released from escrow.

(2)      Revenues include equity in earnings of the joint venture.

(3) Represents the weighted average number of Units outstanding during the period the Partnership was operational.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 24 Properties, either directly or through joint venture arrangements.

Liquidity and Capital Resources

         On September 2, 1995, the Partnership commenced an offering to the public of up to 3,000,000 Units of limited partnership interest. The Partnership's offering of Units terminated on September 19, 1996, at which time the maximum proceeds of $30,000,000 (3,000,000 Units) had been received from investors. The Partnership, therefore, will derive no additional capital resources from the offering.

         Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,400,000. As of December 31, 1995, approximately $1,539,000 had been used to invest in one Property which was under construction at December 31, 1995, and to pay acquisition fees and certain acquisition expenses. During 1996, the Partnership completed construction of the Property acquired in 1995 and acquired 23 additional Properties (two which were under construction as of December 31, 1996), including one Property owned by a joint venture in which the Partnership is a co-venturer and one Property, owned with an affiliate, as tenants-in-common, at a cost of approximately $23,406,500, including acquisition fees and miscellaneous acquisition expenses. As a result of the above transactions, as of December 31, 1996, the Partnership had acquired 24 Properties, including one Property owned by a joint venture in which the Partnership is a co-venturer, and one Property owned with an affiliate, as tenants-in-common, and paid acquisition fees totalling $1,350,000 to an affiliate of the General Partners.

         As of March 6, 1997, the Partnership had used the majority of its remaining net offering proceeds to acquire two additional Properties, as tenants-in-common, with two separate affiliates. In addition, the Partnership entered into a joint venture, CNL Mansfield Joint Venture, with an affiliate of the General Partners, to own an approximate 21 percent interest in the joint venture. The Partnership is presently negotiating to acquire one additional Property, but as of March 6, 1997, had not acquired such Property.

         Until Properties were acquired by the Partnership, all Partnership proceeds were held in short-term, highly liquid investments which the General Partners believed to have appropriate safety of principal. This investment strategy provided high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition were located.

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from the joint venture and interest received, less cash paid for expenses). Cash from operations was $1,232,948 and $9,012 for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, respectively. The increase in cash from operations for the year ended December 31, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below.

         None of the Properties owned by the Partnership is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. In addition, the Partnership will not borrow unless it first obtains an opinion of counsel that such borrowing will not constitute acquisition indebtedness. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, uninvested offering proceeds and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1996, the Partnership had $4,716,719 invested in such short-term investments as compared to $4,198,859 at December 31, 1995. The increase in the amount invested in short-term investments reflects Limited Partner contributions derived from the sale of Units during 1996. The funds remaining at December 31, 1996, after payment of accrued acquisition and construction costs and other liabilities, will be used to purchase and develop the additional Properties described above, to pay Limited Partner distributions and to meet the Partnership's working capital and other needs.

         During 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, affiliates of the General Partners incurred on behalf of the Partnership $231,885 and $356,450, respectively, for certain organizational and offering expenses, $69,835 and $30,424, respectively, for certain acquisition expenses and $64,906 and $790, respectively, for certain operating expenses. As of December 31, 1996 and 1995, the Partnership owed $17,153 and $97,187, respectively, to related parties for such amounts, accounting and administrative services and management fees. As of March 6, 1997, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $2,197,032 at December 31, 1996, from $139,001 at December 31, 1995, as a result of an increase in distributions payable to Limited Partners, costs incurred with respect to the Properties under construction and unpaid at December 31, 1996, and an increase in rents paid in advance and deferred rental income at December 31, 1996. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the Limited Partners of $1,166,689 and $28,275 for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, respectively. This represents distributions of $0.39 and $0.08 per Unit for each of these periods, respectively. No amounts distributed or to be distributed to the Limited Partners for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

         The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Properties.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will generate cash flow in excess of operating expenses. Partnership net income is expected to increase throughout 1997, as rental income increases, due to the acquisition of additional Properties and due to the fact that the Properties that were under construction at December 31, 1996, will become operational. Accordingly, the General Partners believe that any anticipated decrease in the Partnership's liquidity in 1997, due to its investment of available net offering proceeds in additional Properties and the payment of construction costs relating to the Properties under construction at December 31, 1996, will not have an adverse effect on the Partnership's operations during 1997.

         Due to low operating expenses, ongoing cash flow and the fact that the Partnership does not enter into a commitment to purchase a Property until sufficient cash is available for such purchase, the General Partners do not believe that working capital reserves are necessary at this time. In addition, because all leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs is necessary at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs. The General Partners have the right to cause the Partnership to maintain reserves if, in their discretion, they determine such reserves are required to meet the Partnership's working capital needs.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

         No significant operations commenced until the Partnership received the minimum offering proceeds of $1,500,000 on November 3, 1995.

         The Partnership owned and leased one wholly owned Property during 1995 and 22 wholly owned Properties during 1996. In addition, during 1996, the Partnership owned and leased one Property through a joint venture arrangement in which the Partnership is a co-venturer, and owned and leased one Property with an affiliate of the General Partners, as tenants-in-common. As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 24 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $66,200 to $240,800. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the year ended December 31, 1996, the Partnership earned $1,185,279 in rental income from operating leases, earned income from direct financing leases and contingent rental income from the 21 wholly owned Properties which were operational at December 31, 1996. In addition, for the year ended December 31, 1996, the Partnership earned $4,834 attributable to net income earned by the unconsolidated joint venture in which the Partnership is a co-venturer. Because the Partnership did not commence significant operations until it received the minimum offering proceeds on November 3, 1995, and has not yet acquired all of its Properties, Partnership revenues for the year ended December 31, 1996, represent only a portion of revenues which the Partnership is expected to earn during the full year in which the Partnership's Properties are operational.

         During the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, four lessees, or group of affiliated lessees, of the Partnership, (i) Golden Corral Corporation, (ii) National Restaurant Enterprises, Inc., (iii) DenAmerica Corp. and (iv) RTM Indianapolis, Inc. and RTM Southwest Texas, Inc., (hereinafter referred to as RTM, Inc.), each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1996, Golden Corral Corporation, National Restaurant Enterprises, Inc., DenAmerica Corp. and RTM, Inc. were each lessee under leases relating to three restaurants. It is anticipated that based on the minimum rental payments required by the leases, Golden Corral Corporation, DenAmerica Corp. and Foodmaker, Inc. each will contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants, ("Golden Corral"), Arby's, Denny's and Burger King, each accounted for more than ten percent of the Partnership's total rental income during 1996. In subsequent years, it is anticipated that Golden Corral, Jack in the Box, Denny's, Burger King and Boston Market, each will contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         During the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, the Partnership also earned $244,406 and $12,153, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments. The increase in interest income during 1996, as compared to 1995, is primarily attributable to the increase in the amount of funds invested in short-term liquid investments as a result of additional Limited Partner contributions during 1996. As of December 31, 1996, the majority of these funds had been invested in Properties; therefore, the Partnership expects interest income to decrease in 1997.

         Operating expenses, including depreciation and amortization expense, were $348,744 and $3,802 for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, respectively. The increase in operating expenses during 1996 is primarily attributable to an increase in depreciation expense as the result of the acquisition of additional Properties during 1996, and the fact that the Property acquired during 1995 became operational during 1996. Operating expenses also increased during 1996, as compared to 1995, as a result of an increase in administrative expenses associated with operating the Partnership and its Properties and an increase in management fees as a result of the increase in rental revenues, as described above.

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

         The Partnership's leases as of December 31, 1996, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volume due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                                    CONTENTS


                                                                       Page
                                                                       ----
Report of Independent Accountants                                       12

Financial Statements:

  Balance Sheets                                                        13

  Statements of Income                                                  14

  Statements of Partners' Capital                                       15

  Statements of Cash Flows                                              16

  Notes to Financial Statements                                         18

                       Report of Independent Accountants




To the Partners
CNL Income Fund XVII, Ltd.


We have audited the financial statements and the financial statement schedule of CNL Income Fund XVII, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XVII, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Orlando, Florida
February 10, 1997

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                  December 31,
             ASSETS                                         1996               1995
             ------                                      -----------       ------------
Land and buildings on operating
  leases, less accumulated
  depreciation                                           $21,364,032       $   402,244
Net investment in direct financing
  leases                                                   1,982,164                -
Investment in joint venture                                  201,171                -
Cash and cash equivalents                                  4,716,719         4,198,859
Receivables                                                   63,253               410
Organization costs, less accumulated
  amortization of $2,309 and $309                              7,691             9,691
Accrued rental income                                        167,216                -
Other assets                                                 172,761           267,217
                                                         -----------       -----------

                                                         $28,675,007       $ 4,878,421
                                                         ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                         $     2,985       $    42,609
Accrued construction costs payable                         1,560,712            69,316
Distributions payable                                        490,084            27,076
Due to related parties                                        17,153            97,187
Rents paid in advance                                         52,769                -
Deferred rental income                                        90,482                -
                                                         -----------       ----------
  Total liabilities                                        2,214,185           236,188

Commitments (Note 11)

Minority interest                                            140,676                -

Partners' capital                                         26,320,146         4,642,233
                                                         -----------       -----------

                                                         $28,675,007       $ 4,878,421
                                                         ===========       ===========



                See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                           February 10,
                                                                            1995 (Date
                                                                           of Inception)
                                                         Year Ended          through
                                                        December 31,       December 31,
                                                            1996               1995
                                                        ------------       ------------
Revenues:
  Rental income from operating
    leases                                              $1,029,891          $       -
  Earned income from direct
    financing leases                                       130,745                  -
  Contingent rental income                                  24,643                  -
  Interest                                                 244,406              12,153
  Other income                                               9,984                  -
                                                        ----------          ---------
                                                         1,439,669              12,153
                                                        ----------          ----------

Expenses:
  General operating and
    administrative                                         144,728               3,360
  Professional services                                     14,326                 133
  Management fee to related party                           10,482                  -
  Depreciation and amortization                            179,208                 309
                                                        ----------          ----------
                                                           348,744               3,802
                                                        ----------          ----------

Income Before Equity in Earnings
  of Unconsolidated Joint Venture                        1,090,925               8,351

Equity in Earnings of Unconsoli-
  dated Joint Venture                                        4,834                  -
                                                        ----------          ---------

Net Income                                              $1,095,759          $    8,351
                                                        ==========          ==========

Allocation of Net Income:
  General partners                                      $     (709)         $       (3)
  Limited partners                                       1,096,468               8,354
                                                        ----------          ----------

                                                        $1,095,759          $    8,351
                                                        ==========          ==========

Net Income Per Limited Partner
  Unit                                                  $     0.37          $     0.02
                                                        ==========          ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                            2,999,513             340,780
                                                        ==========          ==========


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


                                     General Partners                          Limited Partners
                                    -------------------     ------------------------------------------------------
                                                Accumu-                                    Accumu-
                                    Contri-     lated        Contri-        Distri-        lated       Syndication
                                    butions     Losses       butions        butions       Earnings        Costs          Total
                                    -------    --------    -----------    -----------    ----------    -----------    ------------
Balance at Inception,
  (February 10, 1995)                $   -    $    -       $        -     $        -     $       -     $        -     $        -

  Contributions from
    general partners                  1,000        -                -              -             -              -           1,000
  Contributions from
    limited partners                     -         -         5,696,921             -             -              -       5,696,921
  Distributions to limited
    partners ($.08 per
    limited partner unit)                -         -                -         (28,275)           -              -         (28,275)
  Syndication costs                      -         -                -              -             -      (1,035,764)    (1,035,764)
  Net income                             -         (3)              -              -          8,354             -           8,351
                                     ------   -------      -----------    -----------    ----------    -----------    -----------

Balance, December 31, 1995            1,000        (3)       5,696,921        (28,275)        8,354     (1,035,764)     4,642,233

  Contributions from
    limited partners                     -         -        24,303,079             -             -              -      24,303,079
  Distributions to limited
    partners ($0.39 per
    limited partner unit)                -         -                -      (1,166,689)           -              -      (1,166,689)
  Syndication costs                      -         -                -              -             -      (2,554,236)    (2,554,236)
  Net income                             -       (709)              -              -      1,096,468             -       1,095,759
                                     ------   -------      -----------    -----------    ----------    -----------    -----------

Balance, December 31, 1996           $1,000   $  (712)     $30,000,000    $(1,194,964)   $1,104,822    $(3,590,000)   $26,320,146
                                     ======   =======      ===========    ===========    ==========    ===========    ===========


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                         February 10,
                                                                          1995 (Date
                                                                         of Inception)
                                                       Year Ended          through
                                                      December 31,       December 31,
                                                          1996               1995
                                                      ------------       ------------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Cash Flows From Operating Activities:
      Cash received from tenants                      $  1,149,196      $         -
      Distributions from unconsolidated
        joint venture                                        4,985                -
      Interest received                                    244,406            12,153
      Cash paid for expenses                              (165,639)           (3,141)
                                                      ------------      ------------
          Net cash provided by operating
            activities                                   1,232,948             9,012
                                                      ------------      ------------

    Cash Flows From Investing Activities:
      Additions to land and buildings on
        operating leases                               (19,735,346)         (332,928)
      Investment in direct financing leases             (1,784,925)               -
      Investment in joint venture                         (201,501)               -
      Increase in other assets                                  -           (221,282)
      Other                                                    410              (410)
                                                      ------------      ------------
          Net cash used in investing
            activities                                 (21,721,362)         (554,620)
                                                      ------------      ------------

    Cash Flows From Financing Activities:
      Reimbursement of acquisition, organiza-
        tion and syndication costs paid by
        related parties on behalf of the
        Partnership                                       (326,483)         (347,907)
      Contributions from general partners                       -              1,000
      Contributions from limited partners               24,303,079         5,696,921
      Contributions from minority interest                 140,676                -
      Distributions to limited partners                   (703,681)           (1,199)
      Payment of syndication costs                      (2,407,317)         (604,348)
                                                      ------------      ------------
          Net cash provided by financing
            activities                                  21,006,274         4,744,467
                                                      ------------      ------------

Net Increase in Cash and Cash Equivalents                  517,860         4,198,859

Cash and Cash Equivalents at Beginning of
  Period                                                 4,198,859                -
                                                      ------------      -----------

Cash and Cash Equivalents at End of Period            $  4,716,719      $  4,198,859
                                                      ============      ============


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                      STATEMENT OF CASH FLOWS - CONTINUED

                                                                                 February 10,
                                                                                  1995 (Date
                                                                                of Inception)
                                                               Year Ended          through
                                                              December 31,       December 31,
                                                                  1996               1995
                                                              ------------       ------------
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:

    Net income                                                $  1,095,759      $      8,351
                                                              ------------      ------------
    Adjustments to reconcile net income to
      net cash provided by operating
      activities:
        Depreciation                                               176,995                -
        Amortization                                                 2,213               309
        Equity in earnings of unconsolidated
          joint venture, net of distributions                          330                -
        Increase in receivables                                    (40,131)               -
        Decrease in net investment in direct
          financing leases                                          16,345                -
        Increase in accrued rental income                         (167,216)               -
        Increase in accounts payable and
          accrued expenses                                           2,985                -
        Increase in due to related parties,
          excluding reimbursement of
          acquisition, organization and
          syndication costs paid on behalf
          of the Partnership                                         2,596               352
        Increase in rents paid in advance                           52,769                -
        Increase in deferred rental income                          90,482                -
                                                              ------------      -----------
            Total adjustments                                      137,189               661
                                                              ------------      ------------

Net Cash Provided by Operating Activities                     $  1,232,948      $      9,012
                                                              ============      ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

    Related parties paid certain acquisition,
      organization and syndication costs
      on behalf of the Partnership as follows:
        Acquisition costs                                     $     69,836      $     30,424
        Organization costs                                              -             10,000
        Syndication costs                                          231,885           346,450
                                                              ------------      ------------

                                                              $    301,721      $    386,874
                                                              ============      ============

    Distributions declared and unpaid at
      December 31                                             $    490,084      $     27,076
                                                              ============      ============


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains. Under the terms of a registration statement filed with the Securities and Exchange Commission, the Partnership was authorized to sell a maximum of 3,000,000 units ($30,000,000) of limited partnership interest. A total of 3,000,000 units ($30,000,000) of limited partnership interest had been sold as of December 31, 1996.

         The Partnership was a development stage enterprise from February 10, 1995 through November 3, 1995. Since operations had not begun, activities through November 3, 1995, were devoted to organization of the Partnership.

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

         Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (see Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


1.       Significant Accounting Policies - Continued:

                  Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals (including rental payments, if any, required during the construction of a property) vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. In contrast, deferred rental income represents the aggregate amount of scheduled rental payments to date (including rental payments due during construction and prior to the property being placed in service) in excess of income recognized on a straight-line basis over the lease term commencing on the date the property is placed in service.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, or deferred rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


1.       Significant Accounting Policies - Continued:

         Investment in Joint Venture - The Partnership accounts for its 80 percent interest in CNL/GC El Cajon Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         The Partnership's investment in a property in Fayetteville, North Carolina, held as tenants-in-common, is accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, certificates of deposit and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks, certificates of deposit and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Organization Costs - Organization costs are amortized over five years using the straight-line method upon commencement of operations.

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


1.       Significant Accounting Policies - Continued:

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment (Note 6).

         Weighted Average Number of Limited Partner Units Outstanding - Net income and distributions per limited partner unit are calculated based upon the weighted average number of units of limited partnership interest outstanding during the period the Partnership was operational.

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounted principles. Actual results could differ from those estimates.

         New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of LongLived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Twenty of the leases are classified as operating leases and three of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of the leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                            1996             1995
                                         -----------      -----------

         Land                            $10,148,827      $  311,683
         Buildings                        11,168,540              -
                                         -----------      ---------
                                          21,317,367         311,683
         Less accumulated
           depreciation                     (176,995)             -
                                         -----------      ---------
                                          21,140,372         311,683
         Construction in progress            223,660          90,561
                                         -----------      ----------

                                         $21,364,032      $  402,244
                                         ===========      ==========

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


3.       Land and Buildings on Operating Leases - Continued:

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the year ended December 31, 1996, the Partnership recognized $167,216 of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

                  1997                                  $ 1,952,331
                  1998                                    1,959,709
                  1999                                    1,972,275
                  2000                                    1,984,914
                  2001                                    2,041,471
                  Thereafter                             27,891,100
                                                        -----------
                                                        $37,801,800
                                                        ===========

         Sinse renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales. These amounts do not include minimum lease payments that will become due when properties under development are completed. (See Note 11.)

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                   1996            1995
                                               -----------      -----------

         Minimum lease payments
           receivable                          $ 4,301,029      $        -
         Estimated residual
           values                                  499,627               -
         Less unearned income                   (2,818,492)              -
                                               -----------      ----------

         Net investment in
           direct financing
           leases                              $ 1,982,164      $        -
                                               ===========      ==========

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1996:

                  1997                           $   224,495
                  1998                               224,495
                  1999                               224,495
                  2000                               224,495
                  2001                               224,495
                  Thereafter                       3,178,554
                                                  ----------
                                                  $4,301,029
                                                  ==========

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Venture:

         In October 1996, the Partnership acquired an approximate 20 percent interest in a property in Fayetteville, North Carolina, as tenants-in-common, with an affiliate of the general partners that is leased to an operator of a familystyle restaurant. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

         The following presents the combined, condensed financial information for the property held as tenants-in-common with an affiliate at December 31:

                                                1996               1995
                                              --------           -------

         Land and building on operating
           lease, less accumulated
           depreciation                         $960,732     $     -
         Cash                                        100           -
         Accrued rental income                     3,929           -
         Liabilities                                  23           -
         Partners' capital                       964,738           -
         Revenues                                 29,293           -
         Net income                               24,502           -

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


5.       Investment in Joint Ventures - Continued:

         The Partnership recognized income totalling $4,834 for the year ended December 31, 1996 from this property held as tenants-in-common with an affiliate.

6.       Syndication Costs:

         Syndication costs consisting of legal fees, commissions, the due diligence expense reimbursement fee, printing and other expenses incurred in connection with the offering totalled $3,590,000. These offering expenses were charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering.

7.       Allocations and Distributions:

         Generally, distributions of net cash flow, as defined in the limited partnership agreement of the Partnership, are made 95 percent to the limited partners and five percent to the general partners; provided, however, that for any particular year, the five percent of net cash flow to be distributed to the general partners will be subordinated to receipt by the limited partners in that year of an eight percent noncumulative, noncompounded return on their aggregate invested capital contributions (the "Limited Partners' 8% Return").

         Generally, net income (determined without regard to any depreciation and amortization deductions and gains and losses from the sale of properties) is allocated between the limited partners and the general partners first, in an amount not to exceed the net cash flow distributed to the partners attributable to such year in the same proportions as such net cash flow is distributed; and thereafter, 99 percent to the limited partners and one percent to the general partners. All deductions for depreciation and amortization are allocated 99 percent to the limited partners and one percent to the general partners.

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


7.       Allocations and Distributions - Continued:

         Net sales proceeds from the sale of a property generally will be distributed first to the limited partners in an amount sufficient to provide them with the return of their invested capital contributions, plus their cumulative Limited Partners' 8% Return. The general partners will then receive a return of their capital contributions and, to the extent previously subordinated and unpaid, a five percent interest in all net cash flow distributions. Any remaining net sales proceeds will be distributed 95 percent to the limited partners and five percent to the General Partners.

         Any gain from the sale of a property will be, in general, allocated in the same manner as net sales proceeds are distributable. Any loss will be allocated first, on a pro rata basis to the partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         During the year ended December 31, 1996 and during the period February 10, 1995 (date of inception) through December 31, 1995, the Partnership declared distributions to the limited partners of $1,166,689 and $28,275, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995:

                                                          1996           1995
                                                       ----------     -------
         Net income for financial
           reporting purposes                          $1,095,759     $    8,351

         Depreciation for financial
           reporting purposes in excess
           of depreciation for tax
           reporting purposes                              13,226             -

         Direct financing leases recorded
           as operating leases for tax
           reporting purposes                              16,345             -

         Equity in earnings of unconsolidated
           joint venture for financial
           reporting purposes in excess of
           equity in earnings of unconsolidated
           joint venture for tax
           reporting purposes                                (479)            -

         Capitalization of administrative
           expenses for tax reporting
           purposes                                        11,940          3,493

         Amortization for tax reporting
           purposes in (excess of) less
           than amortization for financial
           reporting purposes                              (2,025)           309

         Accrued rental income                           (167,216)            -

         Deferred rental income                            90,176             -

         Rents paid in advance                             52,769             -

         Other                                              4,469             -
                                                       ----------     ---------

         Net income for federal income
           tax purposes                                $1,114,964     $   12,153
                                                       ==========     ==========

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Securities Corp. and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Securities Corp. and CNL Fund Advisors, Inc.

         For the years ended December 31, 1996 and 1995, the Partnership incurred $2,065,762 and $484,238, respectively, in syndication costs due to CNL Securities Corp. for services in connection with selling limited partnership interests. A substantial portion of these amounts ($2,359,831) was paid as commissions to other broker-dealers.

         In addition, for the years ended December 31, 1996 and 1995, the Partnership incurred $121,515 and $28,485, respectively, as a due diligence expense reimbursement fee due to CNL Securities Corp. This fee equals 0.5% of the limited partner contributions of $30,000,000. The majority of this fee was reallowed to other broker-dealers for payment of bona fide due diligence expenses.

         Additionally, the Partnership incurred $1,093,639 and $256,361 for the years ended December 31, 1996 and 1995, respectively, in acquisition fees due to CNL Fund Advisors, Inc. for services in finding, negotiating and acquiring properties on behalf of the Partnership. These fees represent 4.5% of the limited partner capital contributions of $30,000,000.

         During the years ended December 31, 1996 and 1995, CNL Fund Advisors, Inc. acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay CNL Fund Advisors, Inc. an annual management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of CNL Fund Advisors, Inc. All or any portion of the management fee not taken as to any fiscal year shall be deferred without

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


9.       Related Party Transactions - Continued:

         interest and may be taken in such other fiscal year as CNL Fund Advisors, Inc. shall determine. The Partnership incurred a management fee of $10,482 for the year ended December 31, 1996.

         During the year ended December 31, 1996 and for the period February 10, 1995 (date of inception) through December 31, 1995, CNL Fund Advisors, Inc. and its affiliates provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. For the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, the expenses incurred for these services were classified as follows:

                                                        1996          1995
                                                      --------      --------

         Syndication costs                            $177,683      $133,982
         General operating and
           administrative expenses                      96,729         2,659
                                                      --------      --------

                                                      $274,412      $136,641
                                                      ========      ========

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


9.       Related Party Transactions - Continued:

         The due to related parties consisted of the following at December 31:

                                                       1996         1995
                                                     --------     ------

         Due to CNL Securities Corp:
           Commissions                               $     -      $ 29,298
           Due diligence expense
             reimbursement fee                             -         1,723
                                                     --------     --------
                                                           -        31,021
                                                     --------     --------

         Due to CNL Fund Advisors, Inc.
           and its affiliates:
             Expenditures incurred on
               behalf of the Partnership               14,312       38,070
             Acquisition fees                              -        15,511
             Accounting and administra-
               tive services                            2,192       12,585
             Management fee                               649           -
                                                     --------     -------
                                                       17,153       66,166
                                                     --------     --------

                                                     $ 17,153     $ 97,187
                                                     ========     ========

         During the year ended December 31, 1996, the Partnership acquired from affiliates of the general partners three properties, one of which was held with another affiliate as tenants-in-common, for an aggregate purchase price of $1,667,140. The affiliates of the general partners had purchased and temporarily held title to these properties in order to facilitate the acquisition of these properties by the Partnership. The purchase prices paid by the Partnership represented the costs incurred by the affiliates of the general partners to acquire the properties, including closing costs.

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, and the respective restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995:

                                                   1996         1995
                                                 --------     --------

         Golden Corral Corporation
           (operating Golden Corral
           Family Steakhouse
           Restaurants)                          $286,307     $     -
         DenAmerica Corp. (operating
           Denny's Restaurants)                   250,535           -
         National Restaurant
           Enterprises, Inc.(operating
           Burger King restaurants)               197,882           -
         RTM Indianapolis, Inc. and
           RTM Southwest, Texas, Inc.
           (operating Arby's
           Restaurants)                           133,200           -

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

         It is expected that the percentage of total rental and earned income contributed by these lessees and restaurant chains will decrease as additional Properties are acquired and leased during 1997.

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


11.      Commitments:

         The Partnership has entered into a development agreement with a tenant which provides terms and specifications for the construction of a building that the tenant has agreed to lease. The agreement provides a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Partnership. The aggregate maximum development costs the Partnership has agreed to pay is approximately $1,396,300, of which approximately $988,300 in land and other costs had been incurred as of December 31, 1996. The building under construction is currently expected to be operational by April 1997. The lease agreement for this property has substantially the same terms as those described in Note 2.

         In addition, in December 1996, the Partnership acquired an 80 percent interest in CNL/GC El Cajon Joint Venture, for which the Partnership accounts for this 80 percent interest using the consolidation method. In conjunction therewith, the Partnership has agreed to fund 80 percent, or approximately $1,639,200 in development costs (including the purchase price of land and closing costs) relating to the property owned by the consolidated joint venture. As of December 31, 1996, the Partnership had funded $855,202 of these costs. The building under construction is currently expected to be operational by April 1997. The lease agreement for this property has substantially the same terms as those described in Note 2.

12.      Subsequent Events:

         In January 1997, the Partnership invested in a property in Akron, Ohio, and a property in Corpus Christi, Texas, as tenants-in-common, with affiliates of the general partners, at a total cost of $717,263. The properties were acquired from affiliates of the general partners. In connection therewith, the Partnership and its affiliates entered into separate agreements whereby each co-venturer will share in the profits and losses of these properties in proportion to their applicable percentage interest. The Partnership owns an approximate 37% and 27% interest in the properties in Akron, Ohio, and Corpus Christi, Texas, respectively, held as tenants-in-common with affiliates of the general partners.

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


12.      Subsequent Events - Continued:

         On February 5, 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners, to hold one restaurant property in Mansfield, Texas. The Partnership and its co-venture partner each agreed to contribute $163,964 and $616,245, respectively, to the joint venture. The Partnership and its co-venture partner expect to have a 21 percent and 79 percent interest, respectively, in the profits and losses of the joint venture. The Partnership will account for its investment in this joint venture under the equity method since the Partnership will share control with an affiliate of the general partners.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp. (the managing dealer of the offering), President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective

January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

         CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

         CNL Fund Advisors, Inc., is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of the managing dealer, CNL Securities Corp., and CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

         The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

         John T. Walker, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price

Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 38, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 6, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 6, 1997, the beneficial ownership interests of the General Partners in the Registrant.

                                                          Amount and Nature of
       Title of Class               Name of Partner       Beneficial Ownership  Percent of Class
      ----------------              ---------------      --------------------  -----------------
General Partnership Interests     James M. Seneff, Jr.                                45%
                                  Robert A. Bourne                                    45%
                                  CNL Realty Corporation                              10%
                                                                                     ----
                                                                                     100%

Limited Partnership Interests     James M. Seneff, Jr.        2,500 Units           0.08%
                                  Robert A. Bourne            2,500 Units           0.08%
                                                                                    -----
                                                                                    0.16%
                                                                                    =====

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                       Amount Incurred
      Type of Compensation                                                               For the Year
          and Recipient                      Method of Computation                 Ended December 31, 1996
      --------------------                   ----------------------                -----------------------
Selling commissions to CNL              Commissions of 8.5% per Unit               $2,065,762
Securities Corp., as managing           on all Units sold, up to eight
dealer of the Partnership's             percent of which may be
offering of Units                       reallowed to other dealers
                                        with respect to Units sold by
                                        such dealers.

Due diligence expense reim-             Fee equal to 0.5% of gross                 $121,515
bursement fee to CNL                    offering proceeds, a portion
Securities Corp.                        of which may be reallowed to
                                        other dealers and from which
                                        all due diligence expenses
                                        will be paid.

                                                                                       Amount Incurred
      Type of Compensation                                                               For the Year
          and Recipient                      Method of Computation                 Ended December 31, 1996
      --------------------                   ----------------------                -----------------------
Reimbursement to General                Actual  expenses  incurred,                $409,568
Partners and their affiliates           except that the General
for organizational and                  Partners will pay all such
offering expenses incurred in           expenses in excess of three
connection with the                     percent of the gross offering
Partnership's offering of               proceeds.
Units

Acquisition fees and expenses           Fees equal to 4.5% of gross                Acquisition fees:
to CNL Fund Advisors, Inc.              offering proceeds to CNL Fund              $1,093,639
                                        Advisors, Inc., plus
                                        reimburse-ment to the General              Acquisition expenses:
                                        Partners and their affiliates              $69,835
                                        for expenses actually
                                        incurred.

Reimbursement to CNL Fund               Operating expenses are                     Operating expenses
Advisors, Inc. and affiliates           reimbursed at the lower of                 incurred on behalf of the
for operating expenses                  cost or 90 percent of the                  Partnership: $64,906
                                        prevailing rate at which
                                        comparable services could have             Accounting and administra-
                                        been obtained in the same                  tive services:  $96,729
                                        geographic area.  Affiliates
                                        of the General Partners from
                                        time to time incur certain
                                        operating expenses on behalf
                                        of the Partnership for which
                                        the Partnership reimburses the
                                        affiliates without interest.

Annual management fee to CNL            One percent of the sum of                  $10,482
Fund Advisors, Inc.                     gross revenues (excluding
                                        noncash lease accounting
                                        adjustments) from Properties
                                        wholly owned by the
                                        Partnership plus the
                                        Partnership's allocable share
                                        of gross revenues of joint
                                        ventures in which the
                                        Partnership is a co-venturer.
                                        The management fee, which will
                                        not exceed competitive fees
                                        for comparable services in the
                                        same geographic area, may or
                                        may not be taken, in whole or
                                        in part as to any year, in the
                                        sole discretion of CNL Fund
                                        Advisors, Inc.  All or any
                                        portion of the management fee
                                        not taken as to any fiscal
                                        year shall be deferred without
                                        interest and may be taken in
                                        such other fiscal year as CNL
                                        Fund Advisors, Inc.  shall
                                        determine.


                                                                                       Amount Incurred
      Type of Compensation                                                               For the Year
          and Recipient                      Method of Computation                 Ended December 31, 1996
      --------------------                   ----------------------                -----------------------
Deferred, subordinated real             A deferred, subordinated real              $ - 0 -
estate disposition fee payable          estate disposition fee,
to CNL Fund Advisors, Inc.              payable upon sale of one or
                                        more Properties, in an amount
                                        equal to the lesser of (i)
                                        one-half of a competitive real
                                        estate commission, or (ii)
                                        three percent of the sales
                                        price of such Property or
                                        Properties.  Payment of such
                                        fee shall be made only if CNL
                                        Fund Advisors, Inc. provides a
                                        substantial amount of services
                                        in connection with the sale of
                                        a Property or Properties and
                                        shall be subordinated to
                                        certain minimum returns to the
                                        Limited Partners.  However, if
                                        the net sales proceeds are
                                        reinvested in a replacement
                                        property, no such real estate
                                        disposition fee will be
                                        incurred until such
                                        replacement property is sold
                                        and the net sales proceeds are
                                        distributed.

General Partners' deferred,             A deferred, subordinated share             $ - 0 -
sub-ordinated share of                  equal to five percent of
Partnership net cash flow               Partnership distributions of
                                        net cash flow, subordinated to
                                        certain minimum returns to the
                                        Limited Partners.

General Partners' deferred,             A deferred, subordinated share             $ - 0 -
sub-ordinated share of                  equal to five percent of
Partnership net sales proceeds          Partnership distributions of
from a sale or sales                    such net sales proceeds,
                                        subordinated to certain
                                        minimum returns to the Limited
                                        Partners.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this report.

      1.  Financial Statements

               Report of Independent Accountants

               Balance Sheets at December 31, 1996 and 1995

               Statements of Income for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995

               Statements of Partners' Capital for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995

               Statements of Cash Flows for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995

               Notes to Financial Statements

      2.  Financial Statement Schedule

               Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

               Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

               All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

      3.  Exhibits

               3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVII, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-90998 on Form S-11 and incorporated herein by reference.)

               4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVII, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-90998 on Form S-11 and incorporated herein by reference.)

               4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

               10.1 Management Agreement between CNL Income Fund XVII, Ltd. and CNL Fund Advisors, Inc. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

               27       Financial Data Schedule (Filed herewith.)

      (b) The Registrant filed one report on Form 8-K on December 20, 1996, reporting property acquisitions.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                       CNL INCOME FUND XVII, LTD.

                                       By:      CNL REALTY CORPORATION
                                                General Partner

                                                /s/ James M. Seneff, Jr.
                                                -------------------------------
                                                JAMES M. SENEFF, JR., President


                                       By:      ROBERT A. BOURNE
                                                General Partner

                                                /s/ Robert A. Bourne
                                                -------------------------------
                                                ROBERT A. BOURNE


                                       By:      JAMES M. SENEFF, JR.
                                                General Partner

                                                /s/ James M. Seneff, Jr.
                                                -------------------------------
                                                JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      Signature                         Title                                    Date
/s/ Robert A. Bourne           Vice President,  Secretary,  Treasurer         March 26, 1997
-------------------------      and  Director (Principal  Financial  and
Robert A. Bourne               Accounting  Officer)


/s/ James M. Seneff, Jr.       President and Director (Principal              March 26, 1997
--------------------------     Executive  Officer)
James M. Seneff, Jr.


                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996

                                                                                                Costs Capitalized
                                                                                                   Subsequent
                                                                 Initial Cost                    To Acquisition
                                                     -----------------------------------    ---------------------------
                                                                            Buildings
                                        Encum-                                 and             Improve-       Carrying
                                       brances            Land             Improvements         ments         Costs
                                      ----------      ------------         ------------     ------------    -----------
Property the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurants:
      Muncie, Indiana                        -         $   242,759         $       -        $       -       $    -
      Schertz, Texas                         -             348,245            470,577               -            -
      Plainfield, Indiana                    -             296,070            557,895               -            -

    Boston Market Restaurants:
      Houston, Texas                         -             373,112            477,383               -            -
      Troy, Ohio                             -             327,924            571,730               -            -
      Long Beach, California                 -             455,048                 -           499,731           -

    Burger King Restaurants:
      Harvey, Illinois                       -             489,340            734,010               -            -
      Chicago Ridge, Illinois                -             771,965                 -           699,556           -
      Lyons, Illinois                        -             885,989                 -           152,530           -

    Denny's Restaurants:
      Kentwood, Michigan                     -             287,732            626,865               -            -
      Mesquite, Nevada                       -             372,858                 -                -            -
      Pensacola, Florida                     -             305,509            670,990               -            -

    Fazoli's Restaurant:
      Warner Robins, Georgia                 -             300,481                 -           421,898           -

    Golden Corral Family
      Steakhouse Restaurants:
        Orange Park, Florida                 -             711,838          1,162,406               -            -
        Aiken, South Carolina                -             508,003                 -           987,046           -
        Weatherford, Texas                   -             344,610                 -           891,747           -
        El Cajon, California                 -             974,750                 -            71,130           -

    Jack in the Box Restaurants:
      Dinuba, California                     -             324,970                 -           509,982           -
      LaPorte, Texas                         -             356,127                 -           533,883           -
      El Dorado, California                  -             617,397                 -           550,097           -

    Popeye's Famous Fried
      Chicken Restaurant:
        Warner Robins, Georgia               -             260,513                 -           330,100           -

    Wendy's Old Fashioned
      Hamburgers Restaurants:
        Knoxville, Tennessee                 -             332,036                 -           472,644           -
        Livingston, Tennessee                -             261,551                 -                -            -
                                                       -----------         ----------       ----------      ------
                                             -         $10,148,827         $5,271,856       $6,120,344      $    -
                                                       ===========         ==========       ==========      ======

                                                                                                                         Life
                                                                                                                       on Which
                                              Gross Amount at Which Carried                                          Depreciation
                                                  at Close of Period (b)                                               in Latest
                                                      Buildings                                   Date                   Income
                                                         and                     Accumulated     of Con-     Date     Statement is
                                          Land       Improvements      Total     Depreciation   struction  Acquired     Computed
                                       -----------   ------------   -----------  ------------   ---------  --------   ----------
Property the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurants:
      Muncie, Indiana                  $   242,759             (h)  $   242,759   $     -           1995      03/96       (e)
      Schertz, Texas                       348,245    $   470,577       818,822      8,359          1996      06/96       (g)
      Plainfield, Indiana                  296,070        557,895       853,965      3,465          1996      10/96       (g)

    Boston Market Restaurants:
      Houston, Texas                       373,112        477,383       850,495      8,480          1996      06/96       (g)
      Troy, Ohio                           327,924        571,730       899,654      8,367          1996      07/96       (g)
      Long Beach, California               455,048        499,731       954,779      1,232          1996      12/96       (g)

    Burger King Restaurants:
      Harvey, Illinois                     489,340        734,010     1,223,350     20,093          1996      03/96       (g)
      Chicago Ridge, Illinois              771,965        699,556     1,471,521     14,885          1996      03/96       (g)
      Lyons, Illinois                      885,989        152,530     1,038,519         (d)           (c)     11/96       (d)

    Denny's Restaurants:
      Kentwood, Michigan                   287,732        626,865       914,597     16,416          1980      03/96       (g)
      Mesquite, Nevada                     372,858             (h)      372,858         -           1996      12/95       (e)
      Pensacola, Florida                   305,509        670,990       976,499      9,023          1996      08/96       (g)

    Fazoli's Restaurant:
      Warner Robins, Georgia               300,481        421,898       722,379      2,235          1996      08/96       (g)

    Golden Corral Family
      Steakhouse Restaurants:
        Orange Park, Florida               711,838      1,162,406     1,874,244     31,926          1996      03/96       (g)
        Aiken, South Carolina              508,003        987,046     1,495,049     18,254          1996      04/96       (g)
        Weatherford, Texas                 344,610        891,747     1,236,357      9,793          1996      03/96       (g)
        El Cajon, California               974,750         71,130     1,045,880         (d)           (c)     12/96       (d)

    Jack in the Box Restaurants:
      Dinuba, California                   324,970        509,982       834,952      5,926          1996      05/96       (g)
      LaPorte, Texas                       356,127        533,883       890,010      4,888          1996      07/96       (g)
      El Dorado, California                617,397        550,097     1,167,494      4,835          1996      07/96       (g)

    Popeye's Famous Fried
      Chicken Restaurant:
        Warner Robins, Georgia             260,513        330,100       590,613      2,171          1996      08/96       (g)

    Wendy's Old Fashioned
      Hamburgers Restaurants:
        Knoxville, Tennessee               332,036        472,644       804,680      6,647          1996      05/96       (g)
        Livingston, Tennessee              261,551             (h)      261,551         -           1996      06/96       (e)
                                       -----------    -----------   -----------   --------
                                       $10,148,827    $11,392,200   $21,541,027   $176,995
                                       ===========    ===========   ===========   ========

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996


                                                                                        Costs Capitalized
                                                                                            Subsequent
                                                                Initial Cost             To Acquisition
                                                          --------------------------   -------------------
                                                                        Buildings
                                               Encum-                      and         Improve-   Carrying
                                              brances        Land      Improvements     ments      Costs
                                              --------      -------    ------------    --------   -------
Property in Which the Partner-
  ship has a 19.73% Interest
  as Tenants-in-Common and has
  Invested in Under an
  Operating Lease:

    Boston Market Restaurant:
      Fayetteville, North Carolina                 -      $  377,800    $  587,700   $       -    $    -
                                                          ==========    ==========   ==========   ======

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Arby's Restaurant:
      Muncie, Indiana                              -      $       -     $  629,847   $       -    $    -

    Denny's Restaurant:
      Mesquite, Nevada                             -              -             -       898,723        -

    Wendy's Old Fashioned
      Hamburgers Restaurant:
        Livingston, Tennessee                      -              -             -       469,940        -
                                                          ----------    ----------   ----------   ------
                                                         $       -     $  629,847   $1,368,663   $    -
                                                          ==========    ==========   ==========   =======

                                                                                                                     Life
                                             Gross Amount at Which Carried                                          on Which
                                                     at Close of Period (b)                                       Depreciation
                                     ----------------------------------------------                                in Latest
                                                   Buildings                                   Date                  Income
                                                      and                      Accumulated     of Con-     Date    Statement is
                                        Land      Improvements      Total      Depreciation   struction  Acquired    Computed
                                     -----------  ------------    ---------    ------------   --------   --------- ------------
Property in Which the Partner-
  ship has a 19.73% Interest
  as Tenants-in-Common and has
  Invested in Under an
  Operating Lease:

    Boston Market Restaurant:
      Fayetteville, North Carolina   $   377,800   $   587,700   $   965,500       $  4,768      1996      10/96      (g)
                                     ===========   ===========   ===========       ========

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Arby's Restaurant:
      Muncie, Indiana                         -             (h)           (h)            (e)     1995       03/96   (e)

    Denny's Restaurant:
      Mesquite, Nevada                        -             (h)           (h)            (e)     1996       12/95   (e)

    Wendy's Old Fashioned
      Hamburgers Restaurant:
        Livingston, Tennessee                 -             (h)           (h)            (e)     1996       06/96   (e)




                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996 and 1995 are summarized as follows:

                                                                 Accumulated
                                                       Cost      Depreciation
                                                   -----------   ------------
         Property the Partnership has
           Invested in Under Operating
           Leases:

             Balance, December 31, 1994            $        -     $        -
             Acquisitions                              402,244             -
             Depreciation expense                           -              -
                                                   -----------    ----------

             Balance, December 31, 1995                402,244             -
             Acquisitions                           21,138,783             -
             Depreciation expense                           -         176,995
                                                   -----------    -----------

             Balance, December 31, 1996            $21,541,027    $   176,995
                                                   ===========    ===========


         Property in Which the Partnership
           has a 19.73% Interest as
           Tenantsin-Common and has
           Invested in Under an Operating
           Lease:

             Balance, December 31, 1995            $        -     $        -
             Acquisition                               965,500             -
             Depreciation expense                           -           4,768
                                                   -----------    -----------

             Balance, December 31, 1996            $   965,500    $     4,768
                                                   ===========    ===========


(b) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and the joint venture for federal income tax purposes was $23,387,006 and $833,230, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(c)        Scheduled for completion in 1997.

(d)        Property was not placed in service as of December 31, 1996;
           therefore, no depreciation was taken.

(e) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) During the year ended December 31, 1996, the Partnership incurred acquisition fees totalling $1,093,639 paid to CNL Fund Advisors, Inc. and purchased land and buildings from affiliates of the Partnership for an aggregate cost of approximately $1,667,100. Such amounts are included in land and buildings on operating leases, net investment in direct financing leases, investment in joint venture and other assets at December 31, 1996.

                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                               December 31, 1996



(g) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(h) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

                                    EXHIBITS

                                 EXHIBIT INDEX

Exhibit Number                                                                          Page
-------------                                                                           ----
      3.1         Affidavit and Certificate of Limited Partnership of CNL Income
                  Fund XVII, Ltd. (Included as Exhibit 3.1 to Registration
                  Statement No. 33-90998 on Form S-11 and incorporated herein by reference.)

      4.1         Affidavit and Certificate of Limited Partnership of CNL Income
                  Fund XVII, Ltd. (Included as Exhibit 3.1 to Registration
                  Statement No. 33-90998 on Form S-11 and incorporated herein by reference.)

      4.2         Amended and Restated Agreement of Limited Partnership of CNL
                  Income Fund XVII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

     10.1         Management Agreement between CNL Income Fund XVII, Ltd. and
                  CNL Fund Advisors, Inc. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

     27           Financial Data Schedule (Filed herewith.)