Form 10-Q
period 1997-03-31
CNL INCOME FUND XVII LTD
filed 1997-05-15
CIK 943718

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1997

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                            Commission file number
                                    0-22485


                          CNL Income Fund XVII, Ltd.
            (Exact name of registrant as specified in its charter)


          Florida                             59-3295393
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
(Address of principal                        (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                     (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No







                                   CONTENTS



Part I                                                              Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                     4-5

             Notes to Condensed Financial Statements                6-10

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  11-14


Part II

  Other Information                                                 15









                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  March 31,      December 31,
             ASSETS                                 1997             1996
                                                 -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation                                   $22,304,341    $21,364,032
Net investment in direct financing
  leases                                           1,975,750      1,982,164
Investment in joint venture                        1,132,462        201,171
Cash and cash equivalents                          2,165,307      4,716,719
Receivables, less allowance for
  doubtful accounts of $6,784 and
  $4,469                                              42,878         63,253
Due from related parties                                 836             -
Prepaid expenses                                       3,065             -
Organization costs, less accumulated
  amortization of $2,809 and $2,309                    7,191          7,691
Accrued rental income                                242,764        167,216
Other assets                                         134,924        172,761
                                                 -----------    -----------

                                                 $28,009,518    $28,675,007
                                                 ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     9,867    $     2,985
Accrued construction costs payable                   723,110      1,560,712
Distributions payable                                525,000        490,084
Due to related parties                                 5,458         17,153
Rents paid in advance                                 64,844         52,769
Deferred rental income                               149,461         90,482
                                                 -----------    -----------
  Total liabilities                                1,477,740      2,214,185

Commitments (Note 5)

Minority interest                                    268,015        140,676

Partners' capital                                 26,263,763     26,320,146
                                                 -----------    -----------

                                                 $28,009,518    $28,675,007
                                                 ===========    ===========


           See accompanying notes to condensed financial statements.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                           Quarter Ended
                                                             March 31,
                                                          1997        1996
                                                       ---------    ---------

Revenues:
  Rental income from operating leases                  $ 516,107    $  31,846
  Earned income from direct financing
    leases                                                49,710        1,968
  Interest and other income                               31,101       60,051
                                                       ---------    ---------
                                                         596,918       93,865
                                                       ---------    ---------

Expenses:
  General operating and administrative                    33,900       16,708
  Professional services                                    6,289          941
  Management fees to related party                         5,293          300
  State and other taxes                                    6,316           -
  Depreciation and amortization                           95,589        6,040
                                                       ---------    ---------
                                                         147,387       23,989
                                                       ---------    ---------

Income Before Minority Interest in Loss
  of Consolidated Joint Venture and
  Equity in Earnings of Unconsolidated
  Joint Ventures                                         449,531       69,876

Minority Interest in Loss of Consolidated
  Joint Venture                                              241           -

Equity in Earnings of Unconsolidated
  Joint Ventures                                          18,845           -
                                                       ---------    ---------

Net Income                                             $ 468,617    $  69,876
                                                       =========    =========

Allocation of Net Income:
  General partners                                     $    (564)   $     (60)
  Limited partners                                       469,181       69,936
                                                       ---------    ---------

                                                       $ 468,617    $  69,876
                                                       =========    =========


Net Income Per Limited Partner Unit                    $    0.16    $    0.08
                                                       =========    =========

Weighted Average Number of Limited
  Partner Units Outstanding                            3,000,000      922,883
                                                       =========    =========


           See accompanying notes to condensed financial statements.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                              Quarter Ended       Year Ended
                                                March 31,        December 31,
                                                  1997               1996
                                              -------------      ------------

General partners:
  Beginning balance                            $       288       $       997
  Net income                                          (564)             (709)
                                               -----------       -----------
                                                      (276)              288
                                               -----------       -----------

Limited partners:
  Beginning balance                             26,319,858         4,641,236
  Contributions                                         -         24,303,079
  Syndication costs                                     -         (2,554,236)
  Net income                                       469,181         1,096,468
  Distributions ($0.18 and
    $0.39 per limited partner
    unit, respectively)                           (525,000)       (1,166,689)
                                               -----------       -----------
                                                26,264,039        26,319,858
                                               -----------       -----------

Total partners' capital                        $26,263,763       $26,320,146
                                               ===========       ===========


           See accompanying notes to condensed financial statements.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                        Quarter Ended
                                                          March 31,
                                                    1997              1996
                                                 -----------      -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                 $   568,705      $    75,084
                                                 -----------      -----------

    Cash Flows From Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                                  (1,796,769)      (6,300,677)
        Investment in direct
          financing leases                            (8,337)        (625,291)
        Investment in joint ventures                (932,003)              -
        Increase in other assets                          -           (20,059)
                                                 -----------      -----------
            Net cash used in
              investing activities                (2,737,109)      (6,946,027)
                                                 -----------      -----------

    Cash Flows From Financing
      Activities:
        Reimbursement of acquisition
          and syndication costs paid
          by related parties on behalf
          of the Partnership                         (20,504)        (209,577)
        Contributions from limited
          partners                                        -         7,401,066
        Contributions from minority
          interest                                   134,107               -
        Distributions to limited
          partners                                  (490,084)         (27,076)
        Distribution to holder of
          minority interest                           (6,527)              -
        Payment of syndication costs                      -          (748,068)
                                                 -----------      -----------
            Net cash provided by
              (used in) financing
              activities                            (383,008)       6,416,345
                                                 -----------      -----------

Net Decrease in Cash and Cash
  Equivalents                                     (2,551,412)        (454,598)

Cash and Cash Equivalents at
  Beginning of Quarter                             4,716,719        4,198,859
                                                 -----------      -----------

Cash and Cash Equivalents at End of
  Quarter                                        $ 2,165,307      $ 3,744,261
                                                 ===========      ===========


           See accompanying notes to condensed financial statements.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                        Quarter Ended
                                                          March 31,
                                                    1997              1996
                                                 -----------      -----------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain acqui-
      sition and syndication costs
      on behalf of the Partnership
      as follows:
        Acquisition costs                        $     6,308      $    35,570
        Syndication costs                                 -           173,678
                                                 -----------      -----------

                                                 $     6,308      $   209,248
                                                 ===========      ===========

    Distributions declared and unpaid
      at end of quarter                          $   525,000      $   115,044
                                                 ===========      ===========


           See accompanying notes to condensed financial statements.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1997 and 1996


1.    Significant Accounting Policies:

      Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVII, Ltd. (the "Partnership") for the year ended December 31, 1996.

      The Partnership was a development stage enterprise from February 10, 1995 through November 3, 1995. Since operations had not begun, activities through November 3, 1995, were devoted to organization of the Partnership.

      The Partnership accounts for its 80 percent interest in the accounts of CNL/GC El Cajon Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

      Certain items in the prior years' financial statements have been reclassified to conform to 1997 presentation. These reclassifications had no effect on partners' capital or net income.


                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


2.    Land and Buildings on Operating Leases:

      Land and buildings on operating leases consisted of the following at:

                                             March 31,       December 31,
                                               1997              1996
                                            -----------      ------------

            Land                            $10,150,071      $10,148,827
            Buildings                        11,193,233       11,168,540
                                            -----------      -----------
                                             21,343,304       21,317,367
            Less accumulated
              depreciation                     (270,500)        (176,995)
                                            -----------      -----------
                                             21,072,804       21,140,372
            Construction in progress          1,231,537          223,660
                                            -----------      -----------

                                            $22,304,341      $21,364,032
                                            ===========      ===========

      Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the quarters ended March 31, 1997 and 1996, the Partnership recognized $75,548 and $2,004, respectively, of such rental income.

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at March 31, 1997:

            1997                                             $ 1,452,519
            1998                                               1,962,199
            1999                                               1,974,764
            2000                                               1,987,403
            2001                                               2,044,044
            Thereafter                                        27,927,765
                                                             -----------

                                                             $37,348,694
                                                             ===========

      Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales. These amounts do not include minimum lease payments that will become due when the property under is completed (See Note 5).


                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


3.    Investment in Joint Ventures:

      In January 1997, the Partnership acquired an approximate 27 percent interest in a Black-Eyed Pea property in Corpus Christi, Texas, and an approximate 37 percent interest in a Burger King property in Akron, Ohio, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in these properties using the equity method since the Partnership shares control with an affiliate, and amounts relating to these investments are included in investment in joint ventures. In addition, during February 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the general partners, to own an approximate 21 percent interest in this joint venture. The Partnership accounts for its investment in this joint venture using the equity method since the Partnership shares control with an affiliate.

      The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                               March 31,     December 31,
                                                 1997           1996
                                              ----------     ------------

            Land and buildings on
              operating leases,
              less accumulated
              depreciation                    $4,041,307     $  960,732
            Cash                                  14,755            100
            Receivables                           14,147            -
            Accrued rental income                 15,389          3,929
            Liabilities                           29,386             23
            Partners' capital                  4,056,212        964,738
            Revenues                              85,055         29,293
            Net income                            70,541         24,502

      The Partnership recognized income totalling $18,845 for the quarter ended March 31, 1997, from these joint ventures.


                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


4.    Concentration of Credit Risk:

      The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the quarters ended March 31:

                                                     1997         1996
                                                   --------     --------

            Golden Corral Corporation              $113,797     $ 14,784
            DenAmerica Corporation                  103,997        5,242
            National Restaurant
              Enterprises, Inc.                      69,402       10,901
            RTM Indianapolis, Inc. and
              RTM Southwest, Texas, Inc.             67,331        2,887
            Foodmaker, Inc.                          65,265          -

      In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the quarters ended March 31:

                                                     1997         1996
                                                   --------     --------

            Golden Corral Family
              Steakhouse Restaurants               $113,797     $ 14,784
            Burger King                              76,055       10,901
            Boston Market                            74,909          -
            Arby's                                   67,331        2,887
            Jack in the Box                          65,265          -
            Denny's                                  63,026        5,242

      Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the ongoing operations of the lessees.


                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


5.    Commitments:

      In 1996, the Partnership acquired an 80 percent interest in CNL/GC El Cajon Joint Venture, for which the Partnership accounts for this 80 percent interest using the consolidation method. In conjunction therewith, the Partnership has agreed to fund 80 percent, or approximately $1,639,200 in development costs (including the purchase price of land and closing costs) relating to the property owned by the consolidated joint venture. As of March 31, 1997, the Partnership had funded $1,116,742 of these costs. The building under construction became operational in April 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases will be triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 27 Properties, including two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

      On September 2, 1995, the Partnership commenced an offering to the public of up to 3,000,000 units of limited partnership interest. The Partnership's offering of units terminated on September 19, 1996, at which time the maximum offering proceeds of 3,000,000 units ($30,000,000) had been received from investors. The Partnership, therefore, will derive no additional capital resources from the offering.

      Net proceeds to the Partnership from its offering of units, after deduction of organizational and offering expenses, totalled $26,400,000. As of March 31, 1997, approximately $25,330,400 had been used to invest, either directly or through a joint venture arrangement, in 27 Properties and to pay acquisition fees and certain acquisition expenses.

      As of March 31, 1997, the Partnership entered into a development agreement with CNL/GC El Cajon Joint Venture, for which the Partnership accounts for this 80 percent interest using the consolidation method. In conjunction therewith, the Partnership has agreed to fund 80 percent, or approximately $1,639,200 in development costs (including the purchase price of land and closing costs) relating to the Property owned by the consolidated joint venture. As of March 31, 1997, the Partnership had funded $1,116,742 of these costs. The building under construction became operational in April 1997.

      In January 1997, the Partnership acquired an approximate 27 percent interest in a Black-eyed Pea Property in Corpus Christi, Texas, and an approximate 37 percent interest in a Burger King property in Akron, Ohio, as tenants-in-common with affiliates of the general partners. In addition, during February 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the general partners, to own an approximate 21 percent interest in this joint venture.


Liquidity and Capital Resources - Continued

      The Partnership presently is negotiating to acquire one additional Property, but as of April 30, 1997, had not acquired any such Property.

      Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $568,705 and $75,084 for the quarters ended March 31, 1997 and 1996, respectively. The increase in cash from operations for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and changes in the Partnership's working capital.

      Currently, uninvested offering proceeds and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At March 31, 1997, the Partnership had $2,165,307 invested in such short-term investments, as compared to $4,716,719 at December 31, 1996. The decrease in the amount invested in short-term investments is primarily attributable to the acquisition of additional Properties as tenants-in-common, and as a result of investing in CNL Mansfield Joint Venture, as described above, during the quarter ended March 31, 1997. The funds remaining at March 31, 1997, after the payment of accrued acquisition and construction costs and other liabilities, will be used to purchase and develop one additional Property, to pay limited partner distributions and to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, decreased to $1,477,740 at March 31, 1997, from $2,214,185 at December 31, 1996, primarily as a result of the payment during the quarter ended March 31, 1997, of construction costs accrued for certain Properties at December 31, 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $525,000 and $115,044 for the quarters ended March 31, 1997 and 1996, respectively. This represents distributions of $0.18 and $0.12 per unit for the quarters ended March 31, 1997 and 1996, respectively. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating


Liquidity and Capital Resources - Continued

the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

      During the quarter ended March 31, 1996, the Partnership owned and leased seven wholly owned Properties and during the quarter ended March 31, 1997, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, owned and leased 23 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $565,817 and $33,814, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The increase in rental and earned income during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to the acquisition of additional Properties subsequent to March 31, 1996, and the fact that Properties acquired during the quarter ended March 31, 1996, were operational for the full quarter ended March 31, 1997, as compared to a partial quarter ended March 31, 1996.

      During the quarter ended March 31, 1997, five lessees, or groups of affiliated lessees, of the Partnership, (i) Golden Corral Corporation, (ii) National Restaurant Enterprises, Inc., (iii) DenAmerica Corp., (iv) RTM Indianapolis, Inc. and RTM Southwest Texas, Inc., (hereinafter referred to as RTM, Inc.), and (v) Foodmaker Inc., each contributed more than ten percent of the Partnership's total rental income. As of March 31, 1997, Golden Corral Corporation was the lessee under leases relating to three restaurants, National Restaurant Enterprises, Inc. was the lessee under leases relating to two restaurants, DenAmerica Corporation was the lessee under lease relating to four restaurants, RTM, Inc. was the lessee under lease relating to three restaurants, and Foodmaker, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these lessees or groups of affiliated lessees, each will continue to contribute more than ten percent of the Partnership's total rental income during the


Results of Operations - Continued

remainder of 1997 and subsequent years. During the quarter ended March 31, 1997, six restaurant chains, Golden Corral Family Steakhouse Restaurants, Jack in the Box, Denny's, Arby's, Boston Market and Burger King, each accounted for more than ten percent of the Partnership's total rental income. During the remainder of 1997 and subsequent years, it is anticipated that these six restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

      During the quarters ended March 31, 1997 and 1996, the Partnership also earned $31,101 and $60,051, respectively, in interest and other income. The decrease in interest and other income during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to the decrease in the amount of funds invested in short-term, liquid investments due to the acquisition of additional Properties subsequent to the quarter ended March 31, 1996, and during the quarter ended March 31, 1997.

      Operating expenses, including depreciation and amortization expense, were $147,387 and $23,989 for the quarters ended March 31, 1997 and 1996, respectively. The increase in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to an increase in depreciation expense as the result of the acquisition of additional Properties subsequent to March 31, 1996, and the fact that Properties acquired during the quarter ended March 31, 1996, were operational for the full quarter ended March 31, 1997, as compared to a partial quarter ended March 31, 1996. Operating expenses also increased during the quarter ended March 31, 1997, as a result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties, (ii) management fees as a result of the increase in rental revenues, as described above, and (iii) the Partnership incurring additional taxes relating to the filing of various state tax returns during 1997.


                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.

Item 2.     Changes in Securities.  Inapplicable.

Item 3.     Defaults upon Senior Securities.  Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            Inapplicable.

Item 5.     Other Information.  Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits - None.

            (b) The Partnership filed one report on Form 8-K on February 20, 1997, reporting property acquisitions.


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 13th day of May, 1997.


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