Form 10-Q
period 1997-06-30
CNL INCOME FUND XVII LTD
filed 1997-08-11
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997

                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


                             Commission file number
                                    0-22485


                     CNL Income Fund XVII, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                                       59-3295393
    (State or other juris-                            (I.R.S. Employer
   diction of incorporation                          Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                            32801
   (Address of principal                                 (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)                               (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes    X       No
                             ------        ------

                                    CONTENTS



Part I                                                         Page
                                                               ----
  Item 1.  Financial Statements:

             Condensed Balance Sheets                          1

             Condensed Statements of Income                    2

             Condensed Statements of Partners' Capital         3

             Condensed Statements of Cash Flows                4

             Notes to Condensed Financial Statements           5-8

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                             9-12


Part II

  Other Information                                            13

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                June 30,        December 31,
             ASSETS                               1997              1996
                                               -----------      ------------

Land and buildings on operating
  leases, less accumulated
  depreciation                                 $21,737,889     $21,364,032
Net investment in direct financing
  leases                                         3,073,365       1,982,164
Investment in joint venture                      1,131,057         201,171
Cash and cash equivalents                        1,193,546       4,716,719
Receivables, less allowance for
  doubtful accounts of $8,067 and
  $4,469                                            56,817          63,253
Prepaid expenses                                     6,785              -
Organization costs, less accumulated
  amortization of $3,309 and $2,309                  6,691           7,691
Accrued rental income                              315,802         167,216
Other assets                                       129,025         172,761
                                               -----------     -----------

                                               $27,650,977     $28,675,007
                                               ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $     1,898     $     2,985
Accrued construction costs payable                 159,557       1,560,712
Distributions payable                              562,500         490,084
Due to related parties                               2,987          17,153
Rents paid in advance                               73,369          52,769
Deferred rental income                             175,759          90,482
                                               -----------     -----------
  Total liabilities                                976,070       2,214,185

Minority interest                                  412,335         140,676

Partners' capital                               26,262,572      26,320,146
                                               -----------     -----------

                                               $27,650,977     $28,675,007
                                               ===========     ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                        Quarter Ended                       Six Months Ended
                                                           June 30,                             June 30,
                                                     1997             1996               1997              1996
                                                  ----------       ----------         ----------        ----------
Revenues:
  Rental income from
    operating leases                              $  589,954       $  189,965         $1,106,061        $  221,811
  Earned income from direct
    financing leases                                  80,395           33,795            130,105            35,763
  Interest and other income                           19,168           49,707             50,269           109,758
                                                  ----------       ----------         ----------        ----------
                                                     689,517          273,467          1,286,435           367,332
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    40,801           42,026             74,701            58,734
  Professional services                                3,776            6,526             10,065             7,467
  Management fees to related
    party                                              6,896            2,096             12,189             2,396
  State and other taxes                                  126               -               6,442                -
  Depreciation and
    amortization                                      92,449           26,891            188,038            32,931
                                                  ----------       ----------         ----------        ----------
                                                     144,048           77,539            291,435           101,528
                                                  ----------       ----------         ----------        ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint Venture
  and Equity in Earnings of
  Unconsolidated Joint
  Ventures                                           545,469          195,928            995,000           265,804

Minority Interest in Income
  of Consolidated Joint
  Venture                                            (10,673)              -             (10,432)               -

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                            26,513               -              45,358                -
                                                 -----------       ----------         ----------        ---------

Net Income                                       $   561,309       $  195,928         $1,029,926        $  265,804
                                                 ===========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                               $       (12)      $     (269)        $     (576)       $     (329)
  Limited partners                                   561,321          196,197          1,030,502           266,133
                                                 -----------       ----------         ----------        ----------

                                                 $   561,309       $  195,928         $1,029,926        $  265,804
                                                 ===========       ==========         ==========        ==========

Net Income Per Limited
  Partner Unit                                   $      0.19       $     0.12         $     0.34        $     0.20
                                                 ===========       ==========         ==========        ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                      3,000,000        1,702,840          3,000,000         1,314,128
                                                  ==========       ==========         ==========        ==========



           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                        Six Months Ended       Year Ended
                                            June 30,          December 31,
                                              1997                1996
                                        ----------------      ------------

General partners:
  Beginning balance                      $       288         $       997
  Net income                                    (576)               (709)
                                         -----------         -----------
                                                (288)                288
                                         -----------         -----------

Limited partners:
  Beginning balance                       26,319,858           4,641,236
  Contributions                                    -          24,303,079
  Syndication costs                                -          (2,554,236)
  Net income                               1,030,502           1,096,468
  Distributions ($0.36 and
    $0.39 per limited partner
    unit, respectively)                   (1,087,500)         (1,166,689)
                                         -----------         -----------
                                          26,262,860          26,319,858
                                         -----------         -----------

Total partners' capital                  $26,262,572         $26,320,146
                                         ===========         ===========

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended
                                                            June 30,
                                                      1997            1996
                                                  ------------    ------------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating Activities     $  1,179,142    $    257,021
                                                  ------------    ------------

    Cash Flows From Investing Activities:
      Additions to land and buildings on
        operating leases                            (1,978,419)    (10,087,458)
      Investment in direct financing leases         (1,009,775)     (1,258,674)
      Investment in joint ventures                    (934,196)             -
      Increase in other assets                              -          (65,775)
                                                  ------------    ------------
          Net cash used in investing
            activities                              (3,922,390)    (11,411,907)
                                                  ------------    ------------

    Cash Flows From Financing Activities:
      Reimbursement of acquisition and
        syndication costs paid by related
        parties on behalf of the Partnership           (26,068)       (339,105)
      Contributions from limited partners                   -       15,435,942
      Contributions from minority interest             278,170              -
      Distributions to limited partners             (1,015,084)       (142,120)
      Distribution to holder of minority
        interest                                       (16,943)             -
      Payment of syndication costs                          -       (1,544,293)
                                                  ------------    ------------
          Net cash provided by (used in)
            financing activities                      (779,925)     13,410,424
                                                  ------------    ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                       (3,523,173)      2,255,538

Cash and Cash Equivalents at Beginning of
  Period                                             4,716,719       4,198,859
                                                  ------------    ------------

Cash and Cash Equivalents at End of Period        $  1,193,546    $  6,454,397
                                                  ============    ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

    Related parties paid certain acquisition
      and syndication costs on behalf of
      the Partnership as follows:
        Acquisition costs                         $     10,619    $     51,380
        Syndication costs                                   -          231,885
                                                  ------------    ------------

                                                  $     10,619    $    283,265
                                                  ============    ============

    Distributions declared and unpaid at end
      of period                                   $    562,500    $    211,692
                                                  ============    ============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Significant Accounting Policies:

         Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                 June 30,       December 31,
                                                   1997            1996
                                                -----------     -----------
                  Land                          $10,357,238     $10,148,827
                  Buildings                      11,741,337      11,168,540
                                                -----------     -----------
                                                 22,098,575      21,317,367
                  Less accumulated
                    depreciation                   (360,686)       (176,995)
                                                -----------     -----------
                                                 21,737,889      21,140,372
                  Construction in progress               -          223,660
                                                -----------     -----------

                                                $21,737,889     $21,364,032
                                                ===========     ===========

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the six months ended June 30, 1997 and 1996, the Partnership recognized $131,438 and $20,409, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at June 30, 1997:

                  1997                           $   992,058
                  1998                             2,193,839
                  1999                             2,206,133
                  2000                             2,218,770
                  2001                             2,312,449
                  Thereafter                      32,871,843
                                                 -----------

                                                 $42,795,092
                                                 ===========

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


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

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                 June 30,      December 31,
                                                   1997            1996
                                                ----------     ------------
                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                $4,022,291     $  960,732
                  Cash                               8,693            100
                  Prepaid expense                      115             -
                  Accrued rental income             30,967          3,929
                  Liabilities                       15,927             23
                  Partners' capital              4,046,139        964,738
                  Revenues                         206,103         29,293
                  Net income                       170,729         24,502

         The Partnership recognized income totalling $26,513 and $45,358 for the quarter and six months ended June 30, 1997, respectively, from these joint ventures.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


4.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, and the respective restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the quarters ended June 30:

                                                     1997        1996
                                                   --------    --------

                  Golden Corral Corporation        $117,826    $ 57,739
                  DenAmerica Corp.                  107,737      62,296
                  Foodmaker, Inc.                    87,097           -
                  National Restaurant
                    Enterprises, Inc.                69,404      65,206
                  RTM Indianapolis, Inc. and
                    RTM Southwest, Texas, Inc.       67,280      24,791

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the quarters ended June 30:

                                                    1997              1996
                                                  --------          --------

                  Golden Corral Family
                    Steakhouse Restaurants        $172,439          $ 57,739
                  Burger King                      103,863            65,206
                  Jack in the Box                   87,097                -
                  Boston Market                     76,900                -
                  Arby's                            67,280            24,791
                  Denny's                           63,161            62,296

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases will be triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 27 Properties, including two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

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

         Net proceeds to the Partnership from its offering of units, after deduction of organizational and offering expenses, totalled $26,400,000. As of June 30, 1997, approximately $25,949,800 had been used to invest, either directly or through a joint venture arrangement, in 27 Properties and to pay acquisition fees and certain acquisition expenses.

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

         The Partnership presently is negotiating to acquire one additional Property, but as of July 31, 1997, had not acquired any such Property.

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,179,142 and $257,021 for the six months ended June 30, 1997 and 1996, respectively. The increase in cash from operations for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and changes in the Partnership's working capital.

         Currently, uninvested offering proceeds and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At June 30, 1997, the Partnership had $1,193,546 invested in such short-term investments, as compared to $4,716,719 at December 31, 1996. The decrease in the amount invested in short-term investments is primarily attributable to the acquisition of additional Properties as tenants-in-common, and as a result of investing in CNL Mansfield Joint Venture, as described above, during the six months ended June 30, 1997. The funds remaining at June 30, 1997, after the payment of accrued acquisition and construction costs and other liabilities, will be used to purchase and develop one additional Property, to pay limited partner distributions and to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $976,070 at June 30, 1997, from $2,214,185 at December 31, 1996, primarily as a result of the payment during the six months ended June 30, 1997, of construction costs accrued for certain Properties at December 31, 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $1,087,500 and $326,736 for the six months ended June 30, 1997 and 1996, respectively ($562,500 and $211,692 for the quarters ended June 30, 1997 and 1996, respectively). This represents distributions of $0.36 and $0.25 per unit for the six months ended June 30, 1997 and 1996, respectively ($0.19 and $0.12 per unit for the quarters ended June 30, 1997 and 1996, respectively. No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1996, the Partnership owned and leased 13 wholly owned Properties and during the six months ended June 30, 1997, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, owned and leased 23 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $1,236,166 and $257,574, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $670,349 and $223,760 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in rental and earned income during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily attributable to the acquisition of additional Properties subsequent to June 30, 1996, and the fact that Properties acquired during the quarter and six months ended June 30, 1996, were operational for the full quarter and six months ended June 30, 1997, as compared to a partial quarter and six months ended June 30, 1996.

         In addition, during the six months ended June 30, 1997, the Partnership owned and leased three Properties with an affiliate as tenants-in-common and one Property indirectly through joint venture arrangements. In connection therewith, during the quarter and six months ended June 30, 1997, the Partnership earned $26,513 and $45,358, respectively, attributable to net income earned by these joint ventures, as described above in "Liquidity and Capital Resources".

         During the six months ended June 30, 1997, five lessees, or groups of affiliated lessees, of the Partnership, (i) Golden Corral Corporation, (ii) National Restaurant Enterprises, Inc., (iii) DenAmerica Corp., (iv) RTM Indianapolis, Inc. and RTM Southwest Texas, Inc., (hereinafter referred to as RTM, Inc.), and (v) Foodmaker Inc., each contributed more than ten percent of the Partnership's total rental income. As of June 30, 1997, Golden Corral Corporation was the lessee under leases relating to three restaurants, National Restaurant Enterprises, Inc. was the lessee under leases relating to two restaurants, DenAmerica Corporation was the lessee under leases relating to four restaurants, RTM, Inc. was the lessee under leases relating to three restaurants, and Foodmaker, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these lessees or groups of affiliated lessees, each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1997 and subsequent years. During the six months ended June 30, 1997, five restaurant chains, Golden Corral Family Steakhouse Restaurants, Jack in the Box, Arby's, Boston Market and Burger King, each accounted for more than ten percent of the Partnership's total rental income. During the remainder of 1997 and subsequent years, it is anticipated that these five restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

         During the six months ended June 30, 1997 and 1996, the Partnership also earned $50,269 and $109,758, respectively, in interest and other income, $19,168 and $49,707 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease in interest and other income during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily attributable to the decrease in the amount of funds invested in short-term, liquid investments due to the acquisition of additional Properties subsequent to the six months ended June 30, 1996, and during the six months ended June 30, 1997.

         Operating expenses, including depreciation and amortization expense, were $291,435 and $101,528 for the six months ended June 30, 1997 and 1996, respectively, of which $144,048 and $77,539 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily attributable to an increase in depreciation expense as the result of the acquisition of additional Properties subsequent to June 30, 1996, and the fact that Properties acquired during the quarter and six months ended June 30, 1996, were operational for the full quarter and six months ended June 30, 1997, as compared to a partial quarter and six months ended June 30, 1996. Operating expenses also increased during the quarter and six months ended June 30, 1997, as a result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties, (ii) management fees as a result of the increase in rental revenues, as described above, and (iii) the Partnership incurring additional taxes relating to the filing of various state tax returns during 1997.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 1997.


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