Form 10-Q
period 1997-09-30
CNL INCOME FUND XVII LTD
filed 1997-11-12
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                    CONTENTS






Part I                                                            Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                             1

             Condensed Statements of Income                       2

             Condensed Statements of Partners' Capital            3

             Condensed Statements of Cash Flows                   4

             Notes to Condensed Financial Statements              5-9

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                10-14


Part II

  Other Information                                               15

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                           September 30,          December 31,
             ASSETS                             1997                  1996
                                           -------------          -----------

Land and buildings on operating
  leases, less accumulated
  depreciation                              $21,640,045          $21,364,032
Net investment in direct financing
  leases                                      3,065,190            1,982,164
Investment in joint venture                   1,245,495              201,171
Cash and cash equivalents                     1,115,922            4,716,719
Receivables, less allowance for
  doubtful accounts of $10,761 and
  $4,469                                             -                63,253
Prepaid expenses                                  3,373                   -
Organization costs, less accumulated
  amortization of $3,809 and $2,309               6,191                7,691
Accrued rental income                           386,940              167,216
Other assets                                    128,721              172,761
                                            -----------          -----------

                                            $27,591,877          $28,675,007
                                            ===========          ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $    23,419          $     2,985
Accrued construction costs payable               38,834            1,560,712
Distributions payable                           600,000              490,084
Due to related parties                            6,715               17,153
Rents paid in advance                           124,028               52,769
Deferred rental income                          125,904               90,482
                                            -----------          -----------
  Total liabilities                             918,900            2,214,185

Minority interest                               415,791              140,676

Partners' capital                            26,257,186           26,320,146
                                            -----------          -----------

                                            $27,591,877          $28,675,007
                                            ===========          ===========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                    Nine Months Ended
                                                            September 30,                       September 30,
                                                     1997             1996               1997              1996
                                                  ----------       ----------         ----------        -----------
Revenues:
  Rental income from
    operating leases                              $  620,623       $  303,976         $1,726,684        $  525,787
  Earned income from direct
    financing leases                                  94,807           44,574            224,912            80,337
  Interest and other income                            8,372           74,840             58,641           184,598
                                                  ----------       ----------         ----------        ----------
                                                     723,802          423,390          2,010,237           790,722
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    26,636           49,163            101,337           107,897
  Professional services                                6,530            4,164             16,595            11,631
  Management fees to related
    party                                              6,655            3,762             18,844             6,158
  State and other taxes                                   -                -               6,442                -
  Depreciation and
    amortization                                     100,107           57,928            288,145            90,859
                                                  ----------       ----------         ----------        ----------
                                                     139,928          115,017            431,363           216,545
                                                  ----------       ----------         ----------        ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint Venture
  and Equity in Earnings of
  Unconsolidated Joint
  Ventures                                           583,874          308,373          1,578,874           574,177

Minority Interest in Income
  of Consolidated Joint
  Venture                                            (15,697)              -             (26,129)               -

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                            26,437               -              71,795                -
                                                  ----------       ----------         ----------        ---------

Net Income                                        $  594,614       $  308,373         $1,624,540        $  574,177
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $      (54)      $     (579)        $     (630)       $     (908)
  Limited partners                                   594,668          308,952          1,625,170           575,085
                                                  ----------       ----------         ----------        ----------

                                                  $  594,614       $  308,373         $1,624,540        $  574,177
                                                  ==========       ==========         ==========        ==========

Net Income Per Limited
  Partner Unit                                    $     0.20       $     0.12         $     0.54        $     0.33
                                                  ==========       ==========         ==========        ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                      3,000,000        2,530,985          3,000,000         1,748,248
                                                  ==========       ==========         ==========        ==========








            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                     Nine Months Ended               Year Ended
                                       September 30,                December 31,
                                            1997                        1996
                                     -----------------              -----------

General partners:
  Beginning balance                    $       288                 $       997
  Net income                                  (630)                       (709)
                                       -----------                 -----------
                                              (342)                        288
                                       -----------                 -----------

Limited partners:
  Beginning balance                     26,319,858                   4,641,236
  Contributions                                 -                   24,303,079
  Syndication costs                             -                   (2,554,236)
  Net income                             1,625,170                   1,096,468
  Distributions ($0.56 and
    $0.39 per limited partner
    unit, respectively)                 (1,687,500)                 (1,166,689)
                                       -----------                 -----------
                                        26,257,528                  26,319,858
                                       -----------                 -----------

Total partners' capital                $26,257,186                 $26,320,146
                                       ===========                 ===========





            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended
                                                          September 30,
                                                     1997             1996
                                                 ------------     ------------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating Activities    $  1,912,554     $    711,101
                                                 ------------     ------------

    Cash Flows From Investing Activities:
      Additions to land and buildings on
        operating leases                           (1,978,420)     (14,912,815)
      Investment in direct financing leases        (1,130,497)      (1,590,308)
      Investment in joint ventures                 (1,050,402)              -
      Increase in other assets                             -           (83,837)
                                                 ------------     ------------
          Net cash used in investing
            activities                             (4,159,319)     (16,586,960)
                                                 ------------     ------------

    Cash Flows From Financing Activities:
      Reimbursement of acquisition and
        syndication costs paid by related
        parties on behalf of the Partnership          (25,434)        (323,419)
      Contributions from limited partners                  -        24,206,754
      Contributions from minority interest            278,170               -
      Distributions to limited partners            (1,577,584)        (353,812)
      Distribution to holder of minority
        interest                                      (29,184)              -
      Payment of syndication costs                         -        (2,445,429)
                                                 ------------     ------------
          Net cash provided by (used in)
            financing activities                   (1,354,032)      21,084,094
                                                 ------------     ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                      (3,600,797)       5,208,235

Cash and Cash Equivalents at Beginning of
  Period                                            4,716,719        4,198,859
                                                 ------------     ------------

Cash and Cash Equivalents at End of Period       $  1,115,922     $  9,407,094
                                                 ============     ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

    Related parties paid certain  acquisition
      and syndication costs on behalf of
      the Partnership as follows:
        Acquisition costs                        $     11,253     $     67,840
        Syndication costs                                  -           231,885
                                                 ------------     ------------

                                                 $     11,253     $    299,725
                                                 ============     ============

    Distributions declared and unpaid at end
      of period                                  $    600,000     $    349,912
                                                 ============     ============








            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Significant Accounting Policies:

         Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

         Certain items in the prior year's financial statements have been reclassified to conform to 1997 presentation. These reclassifications had no effect on partners' capital or net income.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                          September 30,             December 31,
                                              1997                      1996

                  Land                     $10,357,239              $10,148,827
                  Buildings                 11,741,337               11,168,540
                                           -----------              -----------
                                            22,098,576               21,317,367
                  Less accumulated
                    depreciation              (458,531)                (176,995)
                                           -----------              -----------
                                            21,640,045               21,140,372
                  Construction in
                    progress                        -                   223,660
                                           -----------              -----------

                                           $21,640,045              $21,364,032
                                           ===========              ===========

         Some leases provide for escalating guaranteed minimum rents throughout the lease term and/or rental payments during the construction of a property prior to the date it is placed in service. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the nine months ended September 30, 1997 and 1996, the Partnership recognized $219,724 and $69,918, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at September 30, 1997:

                  1997                           $404,396
                  1998                          2,193,839
                  1999                          2,206,133
                  2000                          2,218,770
                  2001                          2,312,449
                  Thereafter                   32,871,843
                                              -----------

                                              $42,207,430

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


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

         In February 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the general partners, to own an approximate 21 percent interest in this joint venture. The Partnership accounts for its investment in this joint venture using the equity method since the Partnership shares control with an affiliate.

         In addition, in September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant property. As of September 30, 1997, the Partnership and it's co-venture partner had contributed $116,206 and $77,277, respectively, to purchase land relating to the joint venture. The Partnership and its co-venture partner have agreed to contribute approximately $195,800 and $130,200, respectively, in construction costs to the joint venture. When construction is completed, the Partnership and its co-venture partner expect to have an approximate 60 and 40 percent interest, respectively, in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


3.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                             September 30,       December 31,
                                                  1997               1996

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation               $ 4,184,517       $  960,732
                  Cash                              15,103              100
                  Accrued rental income             46,762            3,929
                  Other assets                      12,077               -
                  Liabilities                       22,389               23
                  Partners' capital              4,236,070          964,738
                  Revenues                         326,723           29,293
                  Net income                       270,745           24,502

         The Partnership recognized income totalling $26,437 and $71,795 for the quarter and nine months ended September 30, 1997, respectively, from these joint ventures.

4.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, and the respective restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the nine month periods ended September 30:

                                                     1997              1996
                                                   --------          ------

                  Golden Corral Corporation        $349,449          $165,894
                  DenAmerica Corp.                  319,740           154,303
                  Foodmaker, Inc.                   240,487            43,793
                  National Restaurant
                    Enterprises, Inc.               208,212           144,833
                  RTM Indianapolis, Inc. and
                    RTM Southwest, Texas, Inc.      201,837            71,824

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


4.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the nine month periods ended September 30:

                                                1997              1996
                                              --------          ------

                  Golden Corral Family
                    Steakhouse Restaurants    $483,307          $165,894
                  Burger King                  303,641           144,833
                  Jack in the Box              239,464            43,793
                  Boston Market                229,251            44,852
                  Arby's                       201,837            71,824
                  Denny's                      189,617           154,303

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 28 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

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

         Net proceeds to the Partnership from its offering of units, after deduction of organizational and offering expenses, totalled $26,400,000. As of September 30, 1997, approximately $26,357,300 had been invested or committed for investment, either directly or through a joint venture arrangement, in 28 Properties and to pay acquisition fees and certain acquisition expenses. Upon completion of the Partnership's acquisitions in September 1997, the remaining net offering proceeds of approximately $42,700 from the Partnership's offering of units were reserved for Partnership purposes.

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

         In addition, in September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same general partners to construct and hold one restaurant Property. As of September 30, 1997, the Partnership and its co-venture partner had contributed $116,206 and $77,277, respectively, to purchase land relating to the joint venture. The Partnership and its co-venture partner have agreed to contribute approximately $195,800 and $130,200, respectively, in construction costs to the joint venture. When construction is completed, the Partnership and its co-venture partner expect to have an approximate 60 and 40 percent interest, respectively, in the profits and losses of the joint venture.

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,912,554 and $711,101 for the nine months ended September 30, 1997 and 1996, respectively. The increase in cash from operations for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At September 30, 1997, the Partnership had $1,115,922 invested in such short-term investments, as compared to $4,716,719 at December 31, 1996. The decrease in the amount invested in short-term investments is primarily attributable to the acquisition of additional Properties, as described above, during the nine months ended September 30, 1997. The funds remaining at September 30, 1997, after the payment of accrued acquisition and construction costs and other liabilities, will be used to pay limited partner distributions and to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $918,900 at September 30, 1997, from $2,214,185 at December 31, 1996, primarily as a result of the payment during the nine months ended September 30, 1997, of construction costs accrued for certain Properties at December 31, 1996. The decrease in total liabilities is partially offset by an increase in distributions payable to limited partners and an increase in rents paid in advance. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $1,687,500 and $676,648 for the nine months ended September 30, 1997 and 1996, respectively ($600,000 and $349,912 for the quarters ended September 30, 1997 and 1996, respectively). This represents distributions of $0.56 and $0.39 per unit for the nine months ended September 30, 1997 and 1996, respectively ($0.20 and $0.14 per unit for the quarters ended September 30, 1997 and 1996, respectively. No distributions were made to the general partners for the quarters and nine months ended

September 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the nine months ended September 30, 1996, the Partnership owned and leased 19 wholly owned Properties and during the nine months ended September 30, 1997, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, owned and leased 23 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $1,951,596 and $606,124, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $715,430 and $348,550 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in rental and earned income during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is primarily attributable to the acquisition of additional Properties subsequent to September 30, 1996, and the fact that Properties acquired during the quarter and nine months ended September 30, 1996, were operational for the full quarter and nine months ended September 30, 1997, as compared to a partial quarter and nine months ended September 30, 1996.

         In addition, during the nine months ended September 30, 1997, the Partnership owned and leased three Properties with an affiliate as tenants-in-common and two Properties indirectly through joint venture arrangements. In connection therewith, during the quarter and nine months ended September 30, 1997, the Partnership earned $26,437 and $71,795, respectively, attributable to net income earned by these joint ventures, as described above in "Liquidity and Capital Resources".

         During the nine months ended September 30, 1997, four lessees, of the Partnership, Golden Corral Corporation, National Restaurant Enterprises, Inc., DenAmerica Corp., and Foodmaker, Inc., each contributed more than ten percent of the Partnership's total rental income. As of September 30, 1997, Golden Corral Corporation was the lessee under leases relating to three restaurants, National Restaurant Enterprises, Inc. was the lessee under leases relating to two restaurants, DenAmerica Corporation was the lessee under leases relating to four restaurants, and Foodmaker, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these lessees or groups of affiliated lessees, each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1997 and subsequent years. During the nine months ended September 30, 1997, four restaurant chains, Golden Corral Family Steakhouse Restaurants, Jack in the Box, Boston Market and Burger King, each accounted for more than ten percent of the Partnership's total rental income. During the remainder of 1997 and subsequent years, it is anticipated that these four restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

         During the nine months ended September 30, 1997 and 1996, the Partnership also earned $58,641 and $184,598, respectively, in interest and other income, $8,372 and $74,840 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The decrease in interest and other income during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is primarily attributable to the decrease in the amount of funds invested in short-term, liquid investments due to the acquisition of additional Properties subsequent to September 30, 1996, and during the nine months ended September 30, 1997.

         Operating expenses, including depreciation and amortization expense, were $431,363 and $216,545 for the nine months ended September 30, 1997 and 1996, respectively, of which $139,928 and $115,017 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is partially attributable to an increase in depreciation expense as the result of the acquisition of additional Properties subsequent to September 30, 1996, and the fact that Properties acquired during the quarter and nine months ended September 30, 1996, were operational for the full quarter and nine months ended September 30, 1997, as compared to a partial quarter and nine months ended

September 30, 1996. Operating expenses also increased during the quarter and nine months ended September 30, 1997, as a result of an increase in management fees as a result of the increase in rental revenues, as described above, and as a result of the Partnership incurring additional taxes relating to the filing of various state tax returns during the nine months ended September 30, 1997. The increase in operating expenses during the quarter and nine months ended September 30, 1997, is partially offset by a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of November, 1997.


                           CNL INCOME FUND XVII, LTD.

                           By:      CNL REALTY CORPORATION
                                    General Partner


                                    By:      /s/ James M. Seneff, Jr.
                                             -------------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)



                                    By:      /s/ Robert A. Bourne
                                             -------------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)