Form 10-K405
period 1997-12-31
CNL INCOME FUND XVII LTD
filed 1998-03-27
CIK 943718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

                                      None
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,400,000. The Partnership acquired its first Property on December 20, 1995. During the year ended December 31, 1996, the Partnership acquired 23 additional Properties, including one Property owned by a joint venture in which the Partnership is a co-venturer and one Property owned with an affiliate, as tenants-in-common, at an aggregate cost of approximately $23,406,500, including acquisition fees and certain acquisition expenses. During 1997, the Partnership used the majority of its remaining net offering proceeds to acquire two additional Properties, as tenants-in-common, with two separate affiliates, and to establish a working capital reserve of approximately $258,000 for Partnership purposes. In addition, the Partnership entered into two additional joint ventures, CNL Mansfield Joint Venture and CNL Kingston Joint Venture, with affiliates of the General Partners. As a result of the above transactions, as of December 31, 1997, the Partnership owned 28 Properties, including interests in three Properties owned through joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of the Properties commencing seven to 12 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties provide for initial terms ranging from 15 to 20 years (the average being 18 years) and expire between 2011 and 2017. All leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $66,200 to $248,700. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

Major Tenants

         During 1997, four lessees, or group of affiliated lessees, of the Partnership and its consolidated joint venture, Golden Corral Corporation, National Restaurant Enterprises, Inc., DenAmerica Corp. and Foodmaker, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Golden Corral Corporation and National Restaurant Enterprises, Inc. were each the lessee under leases relating to three restaurants and DenAmerica Corp. and Foodmaker, Inc. were each the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, these four lessees each will contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants, ("Golden Corral"), Jack in the Box, Boston Market and Burger King, each accounted for more than ten percent of the Partnership's total rental income during 1997 (including rental income from the Partnership consolidated joint venture, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially adversely affect the Partnership's income. As of December 31, 1997, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         In December 1996, the Partnership entered into a joint venture arrangement, CNL/GC El Cajon Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, during 1997, the Partnership entered into two additional joint venture arrangements, CNL Mansfield Joint Venture and CNL Kingston Joint Venture, with affiliates of the General Partners, for each joint venture to purchase and hold one Property. Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

         Each joint venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of either of the joint venturers, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

         The Partnership has management control of CNL/GC El Cajon Joint Venture and shares management control equally with affiliates of the General Partners for CNL Mansfield Joint Venture and CNL Kingston Joint Venture. The joint venture agreements restrict any venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of CNL/GC El Cajon Joint Venture, CNL Mansfield Joint Venture and CNL Kingston Joint Venture is distributed 80 percent, 21 percent and 60.06%, respectively, to the Partnership and the balance is distributed to each other joint venture partner in accordance with its percentage ownership in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture arrangements, in October 1996, the Partnership entered into an agreement to hold a Property in Fayetteville, North Carolina, as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property and net cash flow from the Property in proportion to each co-venturer's percentage interest in the Property.
The Partnership owns a 19.73% interest in this Property.

         In addition, during 1997, the Partnership entered into two agreements to hold Properties in Corpus Christi, Texas and Akron, Ohio, each as tenants-in-common, with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns an approximate 27 percent and 37 percent interest in the Properties in Corpus Christi, Texas and Akron, Ohio, respectively.

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

Item 2.  Properties

         As of December 31, 1997, the Partnership owned either directly or through joint venture arrangements, 28 Properties, located in 12 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Property and its cost, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites ranged from approximately 18,200 to 91,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases three Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2011) and the average minimum base annual rent is approximately $157,100 (ranging from approximately $127,800 to $190,000).

         National Restaurant Enterprises, Inc. leases three Burger King restaurants. The initial term of each lease is 20 years (expiring between 2016 and 2017) and the average minimum base annual rent is approximately $140,400 (ranging from approximately $123,200 to $155,000).

         DenAmerica Corp. leases three Denny's restaurants and one Black-eyed Pea restaurant. The initial term of each lease is 20 years (expiring between 2015 and 2016) and the average minimum base annual rent is approximately $118,500 (ranging from approximately $98,700 to $142,600).

         Foodmaker, Inc. leases four Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $89,300 (ranging from approximately $83,600 to $109,000).

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 13, 1998, there were 1,614 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price to be paid for any Unit transferred pursuant to the Plan has been $10.00 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions.

                                                      1997 (1)                           1996 (1)
                                      -------------------------------           ----------------------
                                            High       Low      Average        High       Low      Average
         First Quarter                        (2)       (2)         (2)          (2)       (2)         (2)
         Second Quarter                       (2)       (2)         (2)          (2)       (2)         (2)
         Third Quarter                        (2)       (2)         (2)          (2)       (2)         (2)
         Fourth Quarter                       (2)       (2)         (2)       $10.00    $10.00      $10.00

(1) A total of 4,000 Units were transferred other than pursuant to the Plan for the year ended December 31, 1996.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $2,287,500 and $1,166,689, respectively, to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared following the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.


         Quarter Ended            1997          1996
         -------------         ----------     ------

         March 31                $525,000     $115,044
         June 30                  562,500      211,692
         September 30             600,000      349,869
         December 31              600,000      490,084

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.


Item 6.  Selected Financial Data

                                                                                              February 10,
                                                                                               1995 (date
                                                                                              of inception)
                                                         Year Ended          Year Ended          through
                                                         December 31,       December 31,        December 31,
                                                            1997                1996              1995 (1)
Revenues (2)                                             $2,772,714       $  1,444,503         $    12,153
Net income                                                2,203,557          1,095,759               8,351
Cash distributions declared                               2,287,500          1,166,689              28,275
Net income per Unit (3)                                        0.73               0.52                 .02
Cash distributions declared per Unit (3)                       0.76               0.55                 .08

                                                            1997               1996                1995

At December 31:
  Total assets                                          $27,524,148        $28,675,007          $4,878,421
  Partners' capital                                      26,236,203         26,320,146           4,642,233

(1)      Operations  did not commence until November 4, 1995, the date following
         when  the  Partnership   received  the  minimum  offering  proceeds  of
         $1,500,000, and such proceeds were released from escrow.

(2) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(3) Based on the weighted average number of Limited Partner Units outstanding during the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

         The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 28 Properties, either directly or through joint venture arrangements.

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

         Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,400,000. As of December 31, 1995, approximately $1,539,000 had been used to invest in one Property and to pay acquisition fees and certain acquisition expenses. During 1996, the Partnership acquired 23 additional Properties, including one Property owned by a joint venture in which the Partnership is a co-venturer and one Property, owned with an affiliate, as tenants-in-common, at a cost of approximately $23,406,500, including acquisition fees and miscellaneous acquisition expenses. During 1997, the Partnership used the majority of its remaining net offering proceeds to acquire two additional Properties, as tenants-in-common, with affiliates of the General Partners. In addition, the Partnership entered into two joint ventures, CNL Mansfield Joint Venture and CNL Kingston Joint Venture, with affiliates of the General Partners, to own an approximate 21 percent interest and 60.06 percent interest, respectively, in two Properties. As a result of the above transactions, as of December 31, 1997, the Partnership had acquired 28 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common, and had paid acquisition fees totaling $1,350,000 to an affiliate of the General Partners. The remaining net offering proceeds of approximately $258,000 from the Partnership's offering of Units were reserved for Partnership purposes.

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

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from the joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,495,114, $1,232,948 and $9,012 for the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, respectively. The increase in cash from operations during 1997 and 1996, each as compared to the previous year, is primarily a result of changes in income and expenses as described in "Results of Operations" below.

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

         Currently, rental income from the Partnership's Properties and cash reserves are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1997, the Partnership had $1,238,799 invested in such short-term investments as compared to $4,716,719 at December 31, 1996. The decrease in the amount invested in short-term investments during 1997, as compared to 1996, is primarily a result of the payment of construction costs during 1997 relating to the Properties that were under construction at December 31, 1996 and the acquisition of additional Properties through joint ventures and with affiliates of the General Partners as tenants-in-common during 1997. The funds remaining at December 31, 1997, after payment of distribution and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, affiliates of the General Partners incurred on behalf of the Partnership $231,885 and $356,450, respectively, for certain organizational and offering expenses. In addition, during the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, the affiliates incurred on behalf of the Partnership $11,262, $69,835 and $30,424, respectively, for certain acquisition expenses and $59,451, $64,906 and $790, respectively, for certain operating expenses. As of December 31, 1997 and 1996, the Partnership owed $2,875 and $17,153, respectively, to related parties for such amounts, accounting and administrative services and management fees. As of February 28, 1998, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $865,877 at December 31, 1997, from $2,197,032 at December 31, 1996, as a result of the payment during 1997, of construction costs accrued for certain Properties at December 31, 1996. The decrease is partially offset by an increase in distributions payable to the Limited Partners and an increase in deferred rental income at December 31, 1997. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the Limited Partners of $2,287,500, $1,166,689 and $28,275 for the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, respectively. This represents distributions of $0.76, $0.55 and $0.08 per Unit for the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, respectively. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

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

         Due to low operating expenses and ongoing cash flow, the General Partners do not believe that working capital reserves are necessary at this time. In addition, because all leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs is necessary at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs. The General Partners have the right to cause the Partnership to maintain reserves if, in their discretion, they determine such reserves are required to meet the Partnership's working capital needs.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

         No significant operations commenced until the Partnership received the minimum offering proceeds of $1,500,000 on November 3, 1995.

         The Partnership owned and leased one wholly owned Property during 1995 and 22 wholly owned Properties during 1996 and 1997. During 1996, the Partnership owned and leased one Property through a joint venture arrangement in which the Partnership is a co-venturer, and owned and leased one Property with an affiliate of the General Partners, as tenants-in-common. During 1997 the Partnership was a co-venturer in three joint ventures that each owned and leased one Property and also owned and leased three Properties with affiliates of the General Partners, as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 28 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $66,200 to $248,700. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1997 and 1996, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, earned $2,642,743 and $1,185,279, respectively, in rental income from operating leases and earned income from direct financing leases. The increase in rental and earned income during 1997, as compared to 1996, is primarily attributable to the fact that the majority of the Properties were operational for a full year in 1997, as compared to a partial year in 1996. In addition, for the years ended December 31, 1997 and 1996, the Partnership earned $100,918 and $4,834, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint ventures during 1997, as compared to 1996, is primarily attributable to the Partnership investing in two Properties with affiliates of the General Partners as tenants-in-common and in two joint ventures in which the Partnership is a co-venturer, during 1997, as described above in "Liquidity and Capital Resources." Net income earned by joint ventures is expected to increase in 1998 as the Properties owned by the joint ventures or with affiliates as tenants-in-common will be operational for a full year during 1998 as compared to a partial year during 1997.

         During at least one of the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, five lessees, or group of affiliated lessees, of the Partnership, (i) Golden Corral Corporation, (ii) National Restaurant Enterprises, Inc., (iii) DenAmerica Corp.
(iv) RTM Indianapolis, Inc. and RTM Southwest Texas, Inc., (hereinafter referred to as RTM, Inc.) and (v) Foodmaker, Corp., each contributed more than ten percent of the Partnership's total rental income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental income from two Properties owned by unconsolidated joint venture and three Properties owned with separate affiliates as tenants-in-common). As of December 31, 1997, RTM, Inc., Golden Corral Corporation and National Restaurant Enterprises, Inc., were each lessee under leases relating to three restaurants and DenAmerica Corp. and Foodmaker, Inc., were each the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, Golden Corral Corporation, National Restaurant Enterprises, Inc., DenAmerica Corp. and Foodmaker, Inc. each will contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, six Restaurant Chains, Golden Corral, Arby's, Denny's, Burger King, Jack in the Box and Boston Market each accounted for more than ten percent of the Partnership's total rental income during at least one of the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995 (including rental and earned income from the Partnership's consolidated joint venture, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and three Properties owned with separate affiliates of the General Partners as tenants-in-common). In subsequent years, it is anticipated that Golden Corral, Jack in the Box, Burger King and Boston Market, each will contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially adversely affect the Partnership's income.

         During the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, the Partnership also earned $69,779, $244,406 and $12,153, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments. The decrease in interest income during 1997, as compared to 1996, is primarily attributable to the decrease in the amount of funds invested in short-term, liquid investments due to the payment during 1997, of construction costs accrued at December 31, 1996, the acquisition of two Properties as tenants-in-common with affiliates, and as a result of acquiring interests in two joint ventures as described above in "Liquidity and Capital Resources." The increase in interest income during 1996, as compared to 1995, was primarily attributable to an increase in the amount of funds invested in short-term liquid investments as a result of additional Limited Partner contributions during 1996.

         Operating expenses, including depreciation and amortization expense, were $569,157, $348,744 and $3,802 for the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, respectively. The increase in operating expenses during 1996, as compared to 1995, is primarily attributable to an increase in depreciation expense as the result of the acquisition of additional Properties during 1996. The increase during 1997, as compared to 1996, is primarily attributable to the fact that the Properties acquired during 1996 were operational for a full year in 1997, as compared to a partial year during 1996. In addition, operating expenses increased during 1997 and 1996, each as compared to the previous year, as a result of an increase in management fees derived from the increased rental revenues, as described above. Operating expenses also increased during 1997, as compared to 1996, as a result of the Partnership incurring taxes relating to the filing of various state tax returns during 1997. Operating expenses also increased during 1996, as compared to 1995, as a result of an increase in administrative expenses associated with operating the Partnership and its Properties.

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on their computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volume due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                  Page

Report of Independent Accountants                                  12

Financial Statements:

  Balance Sheets                                                   13

  Statements of Income                                             14

  Statements of Partners' Capital                                  15

  Statements of Cash Flows                                         16

  Notes to Financial Statements                                    20

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XVII, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand, L.L.P.
-----------------------------


Orlando, Florida
February 4, 1998

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                           December 31,
             ASSETS                                  1997              1996
             ------                               -----------      --------

Land and buildings on operating
  leases, less accumulated
  depreciation                                    $21,328,869      $21,364,032
Net investment in direct financing
  leases                                            3,056,783        1,982,164
Investment in joint ventures                        1,328,067          201,171
Cash and cash equivalents                           1,238,799        4,716,719
Receivables, less allowance for
  doubtful accounts of $14,333
  and $4,469                                              613           63,253
Organization costs, less accumulated
  amortization of $4,309 and $2,309                     5,691            7,691
Accrued rental income                                 460,915          167,216
Other assets                                          104,411          172,761
                                                  -----------      -----------

                                                  $27,524,148      $28,675,007
                                                  ===========      ===========



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                  $     2,922      $     2,985
Accrued construction costs payable                     38,834        1,560,712
Distributions payable                                 600,000          490,084
Due to related parties                                  2,875           17,153
Rents paid in advance                                  55,762           52,769
Deferred rental income                                168,359           90,482
                                                  -----------      -----------
  Total liabilities                                   868,752        2,214,185

Minority interest                                     419,193          140,676

Partners' capital                                  26,236,203       26,320,146
                                                  -----------      -----------

                                                  $27,524,148      $28,675,007
                                                  ===========      ===========












                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                                     February 10,
                                                                                                        1995 (Date
                                                                                                      of Inception)
                                                                     Year Ended                         through
                                                                    December 31,                       December 31,
                                                              1997                1996                    1995
Revenues:
  Rental income from
    operating leases                                       $2,323,256           $1,054,534             $       -
  Earned income from direct
    financing leases                                          319,487              130,745                     -
  Interest                                                     69,779              244,406                 12,153
  Other income                                                  1,128                9,984                     -
                                                           ----------           ----------             ---------
                                                            2,713,650            1,439,669                 12,153
                                                           ----------           ----------             ----------

Expenses:
  General operating and
    administrative                                            128,168              144,728                  3,360
  Professional services                                        21,877               14,326                    133
  Management fee to related party                              25,377               10,482                     -
  State and other taxes                                         6,443                   -                      -
  Depreciation and amortization                               387,292              179,208                    309
                                                           ----------           ----------             ----------
                                                              569,157              348,744                  3,802
                                                           ----------           ----------             ----------

Income Before Minority Interest
  in Income of Consolidated
  Joint Venture and Equity in
  Earnings of Unconsolidated
  Joint Ventures                                            2,144,493            1,090,925                  8,351

Minority Interest in Income of
  Consolidated Joint Venture                                  (41,854)                  -                      -

Equity in Earnings of
  Unconsolidated Joint Ventures                               100,918                4,834                     -
                                                           ----------           ----------             ---------

Net Income                                                 $2,203,557           $1,095,759             $    8,351
                                                           ==========           ==========             ==========

Allocation of Net Income:
  General partners                                         $     (839)          $     (709)            $       (3)
  Limited partners                                          2,204,396            1,096,468                  8,354
                                                           ----------           ----------             ----------

                                                           $2,203,557           $1,095,759             $    8,351
                                                           ==========           ==========             ==========

Net Income per Limited Partner
  Unit                                                     $     0.73           $     0.52            $     0.02
                                                           ==========           ==========            ==========

Weighted Average Number of Limited
  Partner Units Outstanding                                 3,000,000            2,121,253               340,780
                                                           ==========           ==========            ==========










                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


                               General Partners                          Limited Partners
                                           Accumu-                                    Accumu-
                              Contri-      lated        Contri-         Distri-       lated        Syndication
                              butions      Losses       butions         butions      Earnings         Costs             Total
                              -------     --------    -----------     -----------   ----------     -----------       --------
Balance at Inception,
  (February 10, 1995)         $    -      $     -     $        -      $        -    $       -      $        -        $        -

  Contributions from
    general partners            1,000           -              -               -            -               -              1,000
  Contributions from
    limited partners               -            -       5,696,921              -            -               -          5,696,921
  Distributions to limited
    partners ($.08 per
    limited partner unit)          -            -              -          (28,275)          -               -            (28,275)
  Syndication costs                -            -              -               -            -       (1,035,764)       (1,035,764)
  Net income                       -            (3)            -               -         8,354              -              8,351
                              -------     --------    -----------     -----------   ----------     -----------       -----------

Balance, December 31, 1995      1,000           (3)     5,696,921         (28,275)       8,354      (1,035,764)        4,642,233

  Contributions from
    limited partners               -            -      24,303,079              -            -               -         24,303,079
  Distributions to limited
    partners ($0.55 per
    limited partner unit)          -            -              -       (1,166,689)          -               -         (1,166,689)
  Syndication costs                -            -              -               -            -       (2,554,236)       (2,554,236)
  Net income                       -          (709)            -               -     1,096,468              -          1,095,759
                              -------     --------    -----------     -----------   ----------     -----------       -----------

Balance, December 31, 1996      1,000         (712)    30,000,000      (1,194,964)   1,104,822      (3,590,000)       26,320,146

  Distributions to limited
    partners ($0.76 per
    limited partner unit)          -            -              -       (2,287,500)          -               -         (2,287,500)
  Net income                       -          (839)            -               -     2,204,396              -          2,203,557
                              -------     --------    -----------     -----------   ----------     -----------       -----------

Balance, December 31, 1997    $ 1,000     $ (1,551)   $30,000,000     $(3,482,464)  $3,309,218     $(3,590,000)      $26,236,203
                              =======     ========    ===========     ===========   ==========     ===========       ===========


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                                    February 10,
                                                                                                     1995 (Date
                                                                                                     of Inception)
                                                                   Year Ended                          through
                                                                  December 31,                       December 31,
                                                             1997                 1996                   1995
                                                         ------------         ------------          ---------
Increase (Decrease) in Cash
  and Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from
             tenants                                     $  2,502,057         $  1,149,196          $          -
        Distributions from
             unconsolidated joint
             ventures                                         106,346                4,985                     -
        Cash paid for expenses                               (183,068)            (165,639)                (3,141)
        Interest received                                      69,779              244,406                 12,153
                                                         ------------         ------------          -------------
            Net cash provided
                    by operating
                    activities                              2,495,114            1,232,948                  9,012
                                                         ------------         ------------          -------------

    Cash Flows From Investing
      Activities:
        Additions to land and
          buildings on
             operating leases                              (1,740,491)         (19,735,346)              (332,928)
        Investment in direct
          financing leases                                 (1,130,497)          (1,784,925)                    -
        Investment in joint
             ventures                                      (1,135,681)            (201,501)                    -
           Increase in other
             assets                                                -                    -                (221,282)
           Other                                                   -                   410                   (410)
                                                         ------------         ------------          -------------
            Net cash used in
                    investing
                    activities                             (4,006,669)         (21,721,362)              (554,620)
                                                         ------------         ------------          -------------






                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                                    February 10,
                                                                                                     1995 (Date
                                                                                                     of Inception)
                                                                    Year Ended                         through
                                                                   December 31,                      December 31,
                                                             1997                 1996                   1995
                                                         ------------         ------------          ---------
    Cash Flows From Financing
      Activities:
           Reimbursement of
             acquisition,
             organization and
             syndication costs
             paid by related
             parties on behalf of
             the Partnership                                  (25,444)            (326,483)              (347,907)
           Contributions from
             general partners                                      -                    -                   1,000
           Contributions from
             limited partners                                      -            24,303,079              5,696,921
           Contributions from
             holder of minority
             interest                                         278,170              140,676                     -
        Distributions to
             limited partners                              (2,177,584)            (703,681)                (1,199)
        Distributions to holder
             of minority interest                             (41,507)                  -                      -
        Payment of syndication
             costs                                                 -            (2,407,317)              (604,348)
                                                          -----------          -----------           ------------
            Net cash provided
                    by (used in) fin-
                    ancing activities                      (1,966,365)          21,006,274              4,744,467
                                                          -----------          -----------           ------------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                     (3,477,920)             517,860              4,198,859

Cash and Cash Equivalents at
  Beginning of Period                                       4,716,719            4,198,859                     -
                                                          -----------          -----------           -----------

Cash and Cash Equivalents at
  End of Period                                           $ 1,238,799          $ 4,716,719           $  4,198,859
                                                          ===========          ===========           ============





                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                                     February 10,
                                                                                                      1995 (Date
                                                                                                     of Inception)
                                                                     Year Ended                        through
                                                                     December 31,                    December 31,
                                                             1997                 1996                   1995
                                                         ------------         ------------          ---------
Reconciliation of Net Income
  to Net Cash Provided by
  Operating Activities:

    Net income                                            $ 2,203,557          $ 1,095,759            $     8,351
                                                          -----------          -----------            -----------
    Adjustments to reconcile
         net income to net cash
         provided by operating
         activities:
        Depreciation                                          376,973              176,995                     -
        Amortization                                           10,319                2,213                    309
        Minority interest in
          income of consoli-
          dated joint venture                                  41,854                   -                      -
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions                                         5,428                  151                     -
        Decrease (increase) in
          receivables                                          39,518              (40,131)                    -
        Decrease in net invest-
             ment in direct
             financing leases                                  30,454               16,345                     -
        Increase in accrued
             rental income                                   (293,699)            (167,216)                    -
        Increase (decrease) in
          accounts payable and
          accrued expenses                                        (63)               2,985                     -
        Increase (decrease) in
             due to related parties,
             excluding acquisition,
             organization and
             syndication costs paid
             on behalf of the
             Partnership                                          (97)               2,596                    352
        Increase in rents paid
             in advance                                         2,993               52,769                     -
           Increase in deferred
             rental income                                     77,877               90,482                     -
                                                          -----------          -----------            ----------
            Total adjustments                                 291,557              137,189                    661
                                                          -----------          -----------            -----------

Net Cash Provided by Operating
  Activities                                              $ 2,495,114          $ 1,232,948            $     9,012
                                                          ===========          ===========            ===========


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                                     February 10,
                                                                                                      1995 (Date
                                                                                                     of Inception)
                                                                   Year Ended                          through
                                                                  December 31,                       December 31,
                                                             1997                 1996                   1995
                                                         ------------         ------------          ---------
Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:

    Related parties paid certain
      acquisition, organization and
      syndication costs on behalf of
      the Partnership as follows:
           Acquisition costs                             $     11,262         $     69,836          $      30,424
           Organization costs                                      -                    -                  10,000
           Syndication costs                                       -               231,885                346,450
                                                         ------------         ------------          -------------

                                                         $     11,262         $    301,721          $     386,874
                                                         ============         ============          =============

    Distributions declared
         and unpaid at
         December 31                                     $    600,000         $    490,084          $      27,076
                                                         ============         ============          =============




                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains. Under the terms of a registration statement filed with the Securities and Exchange Commission, the Partnership was authorized to sell a maximum of 3,000,000 units ($30,000,000) of limited partnership interest. A total of 3,000,000 units ($30,000,000) of limited partnership interest were sold.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


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

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, or deferred rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


1.       Significant Accounting Policies - Continued:

         Investment  in Joint  Ventures - The  Partnership  accounts  for its 80 percent interest in CNL/GC El Cajon Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         The Partnership's investments in CNL Kingston Joint Venture and CNL Mansfield Joint Venture, and a property in Corpus Christi, Texas, a property in Akron, Ohio, and a property in Fayetteville, North Carolina, for which each property is held as tenants-in-common, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


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

         Weighted Average Number of Limited Partner Units Outstanding Net income and distributions per limited partner unit are calculated based upon the weighted average number of units of limited partnership interest outstanding during the period the Partnership was operational.

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounted principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1997 presentation. These reclassifications had no effect on partners' capital or net income.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of the leases are operating leases. All leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                 1997              1996
                                              -----------       -----------

                  Land                        $10,357,191       $10,148,827
                  Buildings                    11,525,646        11,168,540
                                              -----------       -----------
                                               21,882,837        21,317,367
                  Less accumulated
                    depreciation                 (553,968)         (176,995)
                                              -----------       -----------
                                               21,328,869        21,140,372
                  Construction in progress             -            223,660
                                              -----------       -----------

                                              $21,328,869       $21,364,032
                                              ===========       ===========

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


3.       Land and Buildings on Operating Leases - Continued:

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997 and 1996, the Partnership recognized $293,699 and $167,216, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                            $ 2,160,765
                  1999                              2,173,058
                  2000                              2,185,696
                  2001                              2,279,375
                  2002                              2,336,127
                  Thereafter                       30,028,040
                                                  -----------

                                                  $41,163,061

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                   1997             1996
                                               -----------       -----------

                  Minimum lease payments
                    receivable                 $ 7,636,851       $ 4,301,029
                  Estimated residual
                    values                         775,896           499,627
                  Less unearned income          (5,355,964)       (2,818,492)
                                               -----------       -----------

                  Net investment in
                    direct financing
                    leases                     $ 3,056,783       $ 1,982,164
                                               ===========       ===========

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1997:

                  1998                           $  411,927
                  1999                              411,927
                  2000                              411,927
                  2001                              411,927
                  2002                              411,927
                  Thereafter                      5,577,216
                                                 ----------

                                                 $7,636,851

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:

         In October 1996,  the  Partnership  acquired an  approximate 20 percent interest in a property in Fayetteville, North Carolina, as tenants-in-common, with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

         In January 1997, the Partnership acquired an approximate 27 percent interest in a property in Corpus Christi, Texas, and an approximate 37 percent interest in a property in Akron, Ohio, each as tenants-in-common, with affiliates of the general partners. The Partnership accounts for its investment in these properties using the equity method since the Partnership shares control with affiliates, and amounts relating to these investments are included in investment in joint ventures.

         In February 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners, to hold one restaurant property in Mansfield, Texas. As of December 31, 1997, the Partnership and its co-venture partner had contributed $163,964 and $616,245, respectively, to the joint

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


5.       Investment in Joint Ventures - Continued:

         venture to acquire the restaurant property. As of December 31, 1997, the Partnership and its co-venture partner owned a 21 percent and 79 percent interest, respectively, in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.

         In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant property. As of December 31, 1997, the Partnership and its co-venture partner had contributed $183,241 and $121,855, respectively, to CNL Kingston Joint Venture to fund construction costs relating to the property owned by the joint venture. The partnership and its co-venture partner have agreed to contribute approximately $128,700 and $85,600, respectively, in additional construction costs to the joint venture. When construction is completed, the Partnership and its co-venture partner expect to have a 60.06 and 39.94 percent interest, respectively, in the profits and losses of the joint venture. As of December 31, 1997, the Partnership owned a 60.06% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


5.       Investment in Joint Ventures - Continued:

         CNL Mansfield Joint Venture and CNL Kingston Joint Venture, and the Partnership and affiliates, as tenants-in-common in three separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at December 31:

                                                        1997          1996
                                                     ----------    -----------

                  Land and buildings on
                    operating leases, less
                    accumulated depreciation         $4,495,671    $  960,732
                  Cash                                    8,936           100
                  Accrued rental income                  65,395         3,929
                  Other assets                            1,931            -
                  Liabilities                           228,896            23
                  Partners' capital                   4,343,037       964,738
                  Revenues                              453,481        29,293
                  Net income                            375,257        24,502

         The Partnership recognized income totalling $100,918 and $4,834 for the years ended December 31, 1997 and 1996 from these joint ventures and the properties held as tenants-in-common with affiliates.

6.       Syndication Costs:

         Syndication costs consisting of legal fees, commissions, a due diligence expense reimbursement fee, printing and other expenses incurred in connection with the offering totalled $3,590,000. These offering expenses were charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


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

         During the years ended December 31, 1997 and 1996 and during the period February 10, 1995 (date of inception) through December 31, 1995, the Partnership declared distributions to the limited partners of $2,287,500, $1,166,689 and $28,275, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995

8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995:

                                                                1997             1996              1995
                                                             ----------       ----------        -------
                  Net income for financial
                    reporting purposes                       $2,203,557       $1,095,759        $    8,351

                  Depreciation for
                    financial reporting
                    purposes in excess of
                    depreciation for tax
                    reporting purposes                           25,005           13,226                -

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes                           30,454           16,345                -

                  Equity  in  earnings  of
                    unconsolidated joint venture
                    for financial reporting
                    purposes in excess of
                    equity in earnings of
                    unconsolidated joint ventures
                    for tax reporting purposes                   (3,650)            (479)               -

                  Minority interest in
                    timing differences of
                    consolidated joint
                    venture                                         217               -                 -

                  Capitalization of admini-
                    strative expenses for
                    tax reporting purposes                        1,557           11,940             3,493

                  Amortization for tax
                    reporting purposes (in
                    excess of) less than
                    amortization for finan-
                    cial reporting purposes                       1,667           (2,025)              309

                  Accrued rental income                        (293,699)        (167,216)               -

                  Deferred rental income                         80,635           90,482                -

                  Rents paid in advance                           2,993           52,769                -

                  Other                                           9,865            4,163                -
                                                             ----------       ----------        ---------

                  Net income for federal
                    income tax purposes                      $2,058,601       $1,114,964        $   12,153
                                                             ==========       ==========        ==========

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Securities Corp. and CNL Fund Advisors, Inc. James M. Seneff, Jr. is director and chief executive officer of CNL Securities Corp. and is director, chairman of the board of directors and chief executive officer of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is director and president of CNL Securities Corp., is director, vice chairman of the board of directors and treasurer of CNL Fund Advisors, Inc. and served as president of CNL Fund Advisors, Inc. through October 31, 1997.

         For the year ended December 31, 1996 and the period February 10, 1995 (Date of Inception) through December 31, 1995, the Partnership incurred $2,065,762 and $484,238, respectively, in syndication costs due to CNL Securities Corp. for services in connection with selling limited partnership interests. A substantial portion of these amounts ($2,359,831) was paid as commissions to other broker-dealers.

         In addition, for the year ended December 31, 1996 and the period February 10, 1995 (Date of Inception) through December 31, 1995, the Partnership incurred $121,515 and $28,485, respectively, as a due diligence expense reimbursement fee due to CNL Securities Corp. This fee equals 0.5% of the limited partner contributions of $30,000,000. The majority of this fee was reallowed to other broker-dealers for payment of bona fide due diligence expenses.

         Additionally, the Partnership incurred $1,093,639 and $256,361 for the year ended December 31, 1996 and the period February 10, 1995 (Date of Inception) through December 31, 1995, respectively, in acquisition fees due to CNL Fund Advisors, Inc. for services in finding, negotiating and acquiring properties on behalf of the Partnership. These fees represent 4.5% of the limited partner capital contributions of $30,000,000.

         During the years ended December 31, 1997 and 1996, and the period February 10, 1995 (Date of Inception) through December 31, 1995, CNL Fund Advisors, Inc. acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay CNL Fund Advisors, Inc. an annual,

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995

9.       Related Party Transactions - Continued:

         management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of CNL Fund Advisors, Inc. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as CNL Fund Advisors, Inc. shall determine. The Partnership incurred management fees of $25,377 and $10,482 for the years ended December 31, 1997 and 1996. No such fees were incurred for the period February 10, 1995 (date of inception) through December 31, 1995.

         During the years ended December 31, 1997 and 1996 and for the period February 10, 1995 (date of inception) through December 31, 1995, Affiliates provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. The expenses incurred for these services were classified as follows:

                                              1997       1996         1995
                                            --------   --------     ------

                  Syndication costs         $     -    $177,683     $133,982
                  General operating
                    and administrative
                    expenses                  90,700     96,729        2,659
                                            --------   --------     --------

                                            $ 90,700   $274,412     $136,641
                                            ========   ========     ========

         The due to related parties at December 31, 1997 and 1996 totalled $2,875 and $17,153, respectively.

         During 1996, the Partnership acquired from affiliates of the general partners three properties, one of which was held with another affiliate as tenants-in-common, for an aggregate purchase price of $1,667,140. The affiliates of the general partners had purchased and temporarily held title to these properties in order to facilitate the acquisition of these properties by the Partnership. The purchase prices paid by the Partnership represented the costs incurred by the affiliates of the general partners to acquire the properties, including closing costs.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


9.       Related Party Transactions - Continued:

         During 1997, the Partnership and affiliates of the general partners acquired two properties as tenants-in-common for an aggregate purchase price of $718,932 from CNL BB Corp., an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to these properties in order to facilitate the acquisition of the properties by the Partnership and the affiliates. The purchase price paid by the Partnership and the affiliates represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint venture, the Partnership's share of rental income from the unconsolidated joint ventures and the three properties held as tenants-in-common with affiliates of the general partners) for at least one of the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995:

                                            1997       1996        1995
                                          --------   --------    ------

                  Golden Corral
                    Corporation           $467,275   $286,307    $     -
                  DenAmerica Corp.         427,800    250,535          -
                  National Restaurant
                    Enterprises, Inc.      376,461    197,882          -
                  Foodmaker, Inc.          326,007    116,658          -
                  RTM Indianapolis,
                    Inc. and RTM
                    Southwest, Texas,
                    Inc.                   269,010    133,200          -

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint venture, the Partnership's share of total rental income from the unconsolidated joint ventures and the three properties held as tenants-in-common with affiliates of the general partners) for at least one of the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception through December 31, 1995):

                                             1997        1996         1995
                                           --------    --------     ------

                  Golden Corral Family
                    Steakhouse Rest-
                    aurants                $680,316    $286,307     $     -
                  Burger King               410,876     197,882           -
                  Jack in the Box           326,007     116,659           -
                  Boston Market             299,744     105,682           -
                  Arby's                    269,010     133,200           -
                  Denny's                   252,968     250,535           -

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne currently serves as Vice Chairman of the Board of Directors and as Treasurer of CNL Fund Advisors, Inc. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. Mr. Walker joined CNL Fund Advisors, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. Mr. Shackelford joined CNL Fund Advisors, Inc. in September 1996. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.

Compliance with Section 16(A) of the Exchange Act

         Based upon the Partnership's review of Forms 3 and 4 furnished to the Partnership during the year ended December 31, 1997, the following beneficial owners of more than ten percent (prior to the reported transaction) of interests in the Partnership reported a transaction on Form 5 which was previously reportable on Form 4: each of James M. Seneff, Jr. and Robert A. Bourne untimely filed a Form 5 on March 26, 1998, which reported a reportable transaction which occurred as of October 31, 1997, for which a Form 4 was not filed.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 13, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 13, 1998, the beneficial ownership interests of the General Partners in the Registrant.


        Title of Class               Name of Partner            Percent of Class

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


Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Acquisition fees and expenses to         Fees equal to 4.5% of gross                  Acquisition fees:  $ - 0 -
CNL Fund Advisors, Inc.                  offering proceeds to CNL Fund
                                         Advisors, Inc., plus reimburse-
                                         ment to the General Partners and             Acquisition expenses:
                                         their affiliates for expenses                $11,262
                                         actually incurred.

Reimbursement to CNL Fund                Operating expenses are reimbursed            Operating expenses incurred
Advisors, Inc. and affiliates for        at the lower of cost or 90 percent           on behalf of the Partnership:
operating expenses                       of the prevailing rate at which              $59,451
                                         comparable services could have
                                         been obtained in the same                    Accounting and administra-
                                         geographic area.  Affiliates of the          tive services:  $90,700
                                         General  Partners  from  time  to  time
                                         incur  certain  operating  expenses  on
                                         behalf of the Partnership for which the
                                         Partnership  reimburses  the affiliates
                                         without interest.
==========================================================================================================================



==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Annual management fee to CNL             One percent of the sum of gross              $25,377
Fund Advisors, Inc.                      revenues (excluding noncash lease
                                         accounting adjustments) from Properties
                                         wholly  owned by the  Partnership  plus
                                         the  Partnership's  allocable  share of
                                         gross  revenues  of joint  ventures  in
                                         which the Partnership is a co-venturer.
                                         The  management  fee,  which  will  not
                                         exceed  competitive fees for comparable
                                         services in the same  geographic  area,
                                         may or may not be taken, in whole or in
                                         part  as  to  any  year,  in  the  sole
                                         discretion of CNL Fund  Advisors,  Inc.
                                         All or any  portion  of the  management
                                         fee not  taken  as to any  fiscal  year
                                         shall be deferred  without interest and
                                         may be taken in such other  fiscal year
                                         as  CNL  Fund   Advisors,   Inc.  shall
                                         determine. $10,482

Deferred, subordinated real estate       A deferred, subordinated real                $ - 0 -
disposition fee payable to CNL           estate disposition fee, payable
Fund Advisors, Inc                       upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee  shall  be made  only  if CNL  Fund
                                         Advisors,  Inc.  provides a substantial
                                         amount of services in  connection  with
                                         the sale of a  Property  or  Properties
                                         and shall be  subordinated  to  certain
                                         minimum    returns   to   the   Limited
                                         Partners.  However,  if the  net  sales
                                         proceeds    are    reinvested    in   a
                                         replacement   Property,  no  such  real
                                         estate disposition fee will be incurred
                                         until such replacement Property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.
==========================================================================================================================



==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
General Partners' deferred, sub-         A deferred, subordinated share               $ - 0 -
ordinated share of Partnership net       equal to five percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share               $ - 0 -
ordinated share of Partnership net       equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.


==========================================================================================================================


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the year ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995

                  Statements of Partners' Capital for the year ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995

                  Statements of Cash Flows for the year ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.  Exhibits

               **3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **3.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit
                           4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

               **4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-90998-01 on Form S-11 and incorporated herein by reference.)

               **4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit
                           4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

               **4.3 Form of Agreement between CNL Income Fund XVII, Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the Distribution Reinvestment Plans (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **8.3       Opinion  of  Baker  &  Hostetler   regarding  certain
                           material issues relating to the Distribution Reinvestment Plan of CNL Income Fund XVII, Ltd. (Filed as Exhibit 8.3 to Amendment No. Three to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.1 Management Agreement between CNL Income Fund XVIII, Ltd. and CNL Fund Advisors, Inc. (Included as Exhibit
                           10.1 to Form 10-K filed with the Securities and Exchange Commission on March 20, 1997, and incorporated herein by reference.)

               **10.2 Form of Joint Venture Agreement for Joint Ventures with Unaffiliated Entities (Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.3 Form of Joint Venture Agreement for Joint Ventures with Affiliated Programs (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.4 Form of Development Agreement (Filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.5      Form of  Indemnification  and Put Agreement (Filed as
                           Exhibit 10.6 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.6 Form of Unconditional Guarantee of Payment and Performance (Filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.7 Form of Lease Agreement for Existing Restaurant (Filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.8 Form of Lease Agreement for Restaurant to be Constructed (Filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.9 Form of Premises Lease for Golden Corral Restaurant (Filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.10 Form of Agreement between CNL Income Fund XVII, Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the Distribution Reinvestment Plans (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.11 Form of Cotenancy Agreement with Unaffiliated Entity (Filed as Exhibit 10.12 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33- 90998, incorporated herein by reference.)

               **10.12 Form of Cotenancy Agreement with Affiliated Entity (Filed as Exhibit 10.13 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33- 90998, incorporated herein by reference.)

               **10.13 Form of Registered Investor Advisor Agreement (Filed as Exhibit 10.14 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                27         Financial Data Schedule (Filed herewith.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1997 through December 31, 1997.


**previously filed

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1998.

                                    CNL INCOME FUND XVII, LTD.

                                    By:      CNL REALTY CORPORATION
                                             General Partner

                                             /s/ Robert A. Bourne
                                             ROBERT A. BOURNE, President


                                    By:      ROBERT A. BOURNE
                                             General Partner

                                             /s/ Robert A. Bourne
                                             ROBERT A. BOURNE


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

==========================================================================================================================
               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President,  Treasurer and  Director                  March 26, 1998
---------------------------------------- (Principal  Financial  and Accounting
Robert A. Bourne                         Officer)


/s/ James M. Seneff, Jr.                 Chief Executive  Officer, Chairman                   March 26, 1998
---------------------------------------- and Director (Principal Executive
James M. Seneff, Jr.                     Officer)

==========================================================================================================================

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                           Costs Capitalized
                                                                                               Subsequent
                                                         Initial Cost                        To Acquisition
                                                                        Buildings
                                      Encum-                              and             Improve-      Carrying
                                     brances           Land           Improvements         ments         Costs
Property the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurants:
      Muncie, Indiana                     -         $   242,759         $       -        $       -      $     -
      Schertz, Texas                      -             348,245            470,577               -            -
      Plainfield, Indiana                 -             296,025            557,809               -            -

    Boston Market Restaurants:
      Houston, Texas                      -             373,112            477,383               -            -
      Troy, Ohio                          -             327,924            571,730               -            -
      Long Beach, California              -             661,696                 -           217,883           -

    Burger King Restaurants:
      Harvey, Illinois                    -             489,340            734,010               -            -
      Chicago Ridge, Illinois             -             771,965                 -           699,556           -
      Lyons, Illinois                     -             887,767                 -           597,381           -

    Denny's Restaurants:
      Kentwood, Michigan                  -             287,732            626,865               -            -
      Mesquite, Nevada                    -             372,858                 -                -            -
      Pensacola, Florida                  -             305,509            670,990               -            -

    Fazoli's Restaurant:
      Warner Robins, Georgia              -             300,481                 -           421,898           -

    Golden Corral Family
      Steakhouse Restaurants:
        Orange Park, Florida              -             711,838          1,162,406               -            -
        Aiken, South Carolina             -             508,003                 -           987,046           -
        Weatherford, Texas                -             344,610                 -           891,747           -
        El Cajon, California              -             974,793                 -                -            -

    Jack in the Box Restaurants:
      Dinuba, California                  -             324,970                 -           509,982           -
      LaPorte, Texas                      -             355,929                 -           560,485           -
      El Dorado, California               -             617,416                 -           548,188           -

    Popeye's Famous Fried
      Chicken Restaurant:
        Warner Robins, Georgia            -             260,513                 -           330,100           -

    Wendy's Old Fashioned
      Hamburgers Restaurants:
        Knoxville, Tennessee              -             332,003                 -           489,610           -
        Livingston, Tennessee             -             261,703                 -                -            -
                                                    -----------         ----------       ----------     -------

                                          -         $10,357,191         $5,271,770       $6,253,876     $     -
                                                    ===========         ==========       ==========     =======


                                                                                                                         Life
                                                                                                                       on Which
                     Gross Amount at Which Carried                                                                  Depreciation
                        at Close of Period (b)                                                                       in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------





       $   242,759               (d)           $   242,759           (e)                1995           03/96            (e)
           348,245          $   470,577            818,822          24,045              1996           06/96            (c)
           296,025              557,809            853,834          22,058              1996           10/96            (c)


           373,112              477,383            850,495          24,392              1996           06/96            (c)
           327,924              571,730            899,654          27,425              1996           07/96            (c)
           661,696              217,883            879,579           7,800              1996           12/96            (c)


           489,340              734,010          1,223,350          44,560              1996           03/96            (c)
           771,965              699,556          1,471,521          38,204              1996           03/96            (c)
           887,767              597,381          1,485,148          12,925              1997           11/96            (c)


           287,732              626,865            914,597          37,311              1980           03/96            (c)
           372,858                (d)              372,858            (e)               1996           12/95            (e)
           305,509              670,990            976,499          31,390              1996           08/96            (c)


           300,481              421,898            722,379          16,298              1996           08/96            (c)



           711,838            1,162,406          1,874,244          70,673              1996           03/96            (c)
           508,003              987,046          1,495,049          51,155              1996           04/96            (c)
           344,610              891,747          1,236,357          39,518              1996           03/96            (c)
           974,793                (d)              974,793            (e)               1997           12/96            (e)


           324,970              509,982            834,952          22,926              1996           05/96            (c)
           355,929              560,485            916,414          23,816              1996           07/96            (c)
           617,416              548,188          1,165,604          23,092              1996           07/96            (c)



           260,513              330,100            590,613          13,174              1996           08/96            (c)



           332,003              489,610            821,613          23,206              1996           05/96            (c)
           261,703                (d)              261,703           (e)                1996           06/96            (e)
       -----------          -----------        -----------        --------

       $10,357,191          $11,525,646        $21,882,837        $553,968
       ===========          ===========        ===========        ========

                                       F-1

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                                        Costs Capitalized
                                                                                                            Subsequent
                                                                       Initial Cost                       To Acquisition
                                                                                   Buildings
                                                  Encum-                              and             Improve-      Carrying
                                                 brances            Land          Improvements         ments         Costs
Property in Which the Partner-
  ship has a 19.73% Interest
  as Tenants-in-Common and has
  Invested in Under an
  Operating Lease:

    Boston Market Restaurant:
      Fayetteville, North Carolina                    -          $  377,800         $  587,700       $       -       $    -
                                                                 ==========         ==========       ==========      ======

Property in Which the Partnership
  has a 27.5% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

    Black-eyed Pea Restaurant:
      Corpus Christi, Texas                           -          $  715,052         $  726,004       $       -       $    -
                                                                 ==========         ==========       ==========      ======

Property in Which the Partnership
  has a 36.97% Interest as
  Tenants-in-Common and has
  Invested in Under an
  Operating Lease:

    Burger King Restaurant:
      Akron, Ohio                                     -          $  355,594         $  517,030       $       -       $    -
                                                                 ==========         ==========       ==========      ======

Property in Which the  Partnership has
  a 21% Interest as Tenants-in-Common and
  has Invested in Under an Operating Lease:

    Jack in the Box Restaurant:
      Mansfield, Texas                                -          $  297,295         $  482,914       $       -       $    -
                                                                 ==========         ==========       ==========      ======

Property in Which the Partnership
  has a 60.06% Interest as
  Tenants-in-Common and has
  Invested in Under an Operating
  Lease:

    Taco Bell Restaurant:
      Kingston, Tennessee                             -          $  180,555         $  332,370       $       -       $    -
                                                                 ==========         ==========       ==========      ======



                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                   Depreciation
                        at Close of Period (b)                                                                        in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------







        $  377,800           $  587,700         $  965,500        $ 24,358              1996           10/96            (g)
        ==========           ==========         ==========        ========







        $  715,052           $  726,004         $1,441,056        $ 22,448              1992           01/97            (c)
        ==========           ==========         ==========        ========








        $  355,594           $  517,030         $  872,624        $ 15,988              1970           01/97            (c)
        ==========           ==========         ==========        ========







        $  297,295           $  482,914         $  780,209        $ 12,866              1997           02/97            (c)
        ==========           ==========         ==========        ========








        $  180,555           $  332,370         $  512,925       $     983              1997           09/97            (c)
        ==========           ==========         ==========       =========


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                                   Costs Capitalized
                                                                                                        Subsequent
                                                                    Initial Cost                      To Acquisition
                                                                               Buildings
                                              Encum-                              and             Improve-      Carrying
                                             brances            Land          Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Arby's Restaurant:
      Muncie, Indiana                             -                  -             629,847               -            -

    Denny's Restaurant:
      Mesquite, Nevada                            -                  -                  -           898,723           -

    Golden Corral Family
      Steakhouse Restaurant:
        El Cajon, California                      -                  -                  -         1,119,438           -

    Wendy's Old Fashioned
      Hamburgers Restaurant:
        Livingston, Tennessee                     -                  -                  -           455,575           -
                                                             ----------         ----------       ----------      ------

                                                             $       -          $  629,847       $2,473,736      $    -
                                                             ==========         ==========       ==========      ======




                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                     Depreciation
                       at Close of Period (b)                                                                         in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------





                -             (d)                  (d)                 (e)             1995           03/96               (e)


                -             (d)                  (d)                 (e)             1996           12/95               (e)



                -             (d)                  (d)                 (e)             1997           12/96               (e)



                -             (d)                  (d)                 (e)             1996           06/96               (e)




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995 are summarized as follows:

                                                                                     Accumulated
                                                                      Cost           Depreciation
                    Properties the Partnership has
                      Invested in Under Operating
                      Leases:

                        Balance, December 31, 1994                $        -          $        -
                        Acquisitions                                  402,244                  -
                        Depreciation expense                               -                   -
                                                                  -----------         ----------

                        Balance, December 31, 1995                    402,244                  -
                        Acquisitions                               21,138,783                  -
                        Depreciation expense                               -              176,995
                                                                  -----------         -----------

                        Balance, December 31, 1996                 21,541,027             176,995
                        Acquisitions                                  341,810                  -
                        Depreciation expense                               -              376,973
                                                                  -----------         -----------

                        Balance, December 31, 1997                $21,882,837         $   553,968
                                                                  ===========         ===========


                    Property in Which the Partnership
                      has a 19.73% Interest as Tenants-
                      in-Common and has Invested in
                      Under an Operating Lease:

                        Balance, December 31, 1995                $        -          $        -
                        Acquisition                                   965,500                  -
                        Depreciation expense                               -                4,768
                                                                  -----------         -----------

                        Balance, December 31, 1996                    965,500               4,768
                        Acquisition                                                            -
                        Depreciation expense                               -               19,590
                                                                  -----------         -----------

                        Balance, December 31, 1997                $   965,500         $    24,358
                                                                  ===========         ===========


                    Property of Joint Venture in Which
                      the Partnership has a 27.5%
                      Interest and has Invested in
                      Under an  Operating Lease:

                        Balance, December 31, 1996                $        -          $        -
                        Acquisition                                 1,441,056                  -
                        Depreciation expense                               -               22,448
                                                                  -----------         -----------

                        Balance, December 31, 1997                $ 1,441,056         $    22,448
                                                                  ===========         ===========



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997


                                                                                          Accumulated
                                                                         Cost             Depreciation
                    Property in Which the Partnership
                      has a 36.97% Interest as
                      Tenants-in-Common and has
                      Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1996                   $        -            $        -
                        Acquisition                                      872,624                    -
                        Depreciation expense                                  -                 15,988
                                                                     -----------           -----------

                        Balance, December 31, 1997                   $   872,624           $    15,988
                                                                     ===========           ===========


                    Property of Joint Venture in
                      Which the Partnership has
                      an 21% Interest and has
                      Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1996                   $        -            $        -
                        Acquisition                                      780,209                    -
                        Depreciation expense                                  -                 12,866
                                                                     -----------           -----------

                        Balance, December 31, 1997                   $   780,209           $    12,866
                                                                     ===========           ===========


                    Property of Joint Venture in Which
                      the Partnership has a 60.06%
                      Interest and Invested in Under
                      an Operating Lease:

                        Balance, December 31, 1996                   $        -            $        -
                        Acquisition                                      512,925                    -
                        Depreciation expense                                  -                    983
                                                                     -----------           -----------

                        Balance, December 31, 1997                   $   512,925           $       983
                                                                     ===========           ===========


(b) As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership and the joint venture for federal income tax purposes was $24,986,419 and $2,205,549, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(c) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(d) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997


(e) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) During the year ended December 31, 1996, the Partnership incurred acquisition fees totalling $1,093,639 paid to CNL Fund Advisors, Inc. During the years ended December 31, 1997 and 1996, the Partnership purchased land and buildings from affiliates of the Partnership for aggregate costs of approximately $718,932 and $1,667,100, respectively. Such amounts are included in land and buildings on operating leases, net investment in direct financing leases, investment in joint ventures and other assets at December 31, 1997.

                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number                                                            Page

    **3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **3.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

    **4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-90998-01 on Form S-11 and incorporated herein by reference.)

    **4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

    **4.3 Form of Agreement between CNL Income Fund XVII, Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the Distribution Reinvestment Plans (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **8.3 Opinion of Baker & Hostetler regarding certain material issues relating to the Distribution Reinvestment Plan of CNL Income Fund XVII, Ltd. (Filed as Exhibit 8.3 to Amendment No. Three to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.1 Management Agreement between CNL Income Fund XVIII, Ltd. and CNL Fund Advisors, Inc. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 20, 1997, and incorporated herein by reference.)

    **10.2 Form of Joint Venture Agreement for Joint Ventures with Unaffiliated Entities (Filed as Exhibit 10.2 to the
                  Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.3 Form of Joint Venture Agreement for Joint Ventures with Affiliated Programs (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.4        Form of  Development  Agreement  (Filed as Exhibit 10.5 to the
                  Registrant's   Registration   Statement  on  Form  S-11,   No.
                  33-90998, incorporated herein by reference.)

    **10.5        Form of  Indemnification  and Put Agreement  (Filed as Exhibit
                  10.6 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.6 Form of Unconditional Guarantee of Payment and Performance (Filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.7        Form of Lease  Agreement  for  Existing  Restaurant  (Filed as
                  Exhibit 10.8 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.8 Form of Lease Agreement for Restaurant to be Constructed (Filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.9        Form of Premises Lease for Golden Corral  Restaurant (Filed as
                  Exhibit 10.10 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.10 Form of Agreement between CNL Income Fund XVII, Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the Distribution Reinvestment Plans (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.11       Form of Cotenancy Agreement with Unaffiliated Entity (Filed as
                  Exhibit 10.12 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.12       Form of Cotenancy  Agreement with Affiliated  Entity (Filed as
                  Exhibit 10.13 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.13       Form  of  Registered  Investor  Advisor  Agreement  (Filed  as
                  Exhibit 10.14 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

     27           Financial Data Schedule (Filed herewith.)


**previously filed