Form 10-Q
period 1998-03-31
CNL INCOME FUND XVII LTD
filed 1998-05-12
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                           --------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-22485


                           CNL Income Fund XVII, Ltd.

             (Exact name of registrant as specified in its charter)


          Florida                       59-3295393
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street
Orlando, Florida                              32801
----------------------------            -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                    (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS






Part I                                                              Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                     4-5

             Notes to Condensed Financial Statements                6-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  8-10


Part II

  Other Information                                                 11

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                           March 31,              December 31,
             ASSETS                          1998                     1997
                                          -----------             -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $650,015 and
  $553,968                                $21,232,822              $21,328,869
Net investment in direct financing
  leases                                    3,048,136                3,056,783
Investment in joint ventures                1,452,744                1,328,067
Cash and cash equivalents                   1,176,334                1,238,799
Receivables, less allowance for
  doubtful accounts of $2,947 and
  $14,333                                         613                      613
Prepaid expenses                                3,243                       20
Organization costs, less accumulated
  amortization of $4,809 and $4,309             5,191                    5,691
Accrued rental income                         429,930                  357,246
Other assets                                  103,157                  104,391
                                          -----------              -----------

                                          $27,452,170              $27,420,479
                                          ===========              ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $     2,217              $     2,922
Accrued construction costs payable             38,834                   38,834
Distributions payable                         600,000                  600,000
Due to related parties                         12,948                    2,875
Rents paid in advance                          87,312                   55,762
Deferred rental income                         55,481                   64,690
                                          -----------              -----------
  Total liabilities                           796,792                  765,083

Minority interest                             422,574                  419,193

Partners' capital                          26,232,804               26,236,203
                                          -----------              -----------

                                          $27,452,170              $27,420,479
                                          ===========              ===========




            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                      Quarter Ended
                                                        March 31,
                                                 1998              1997
                                              ---------          ---------

Revenues:
  Rental income from operating leases         $ 620,816          $ 516,107
  Earned income from direct financing
    leases                                       94,335             49,710
  Interest and other income                      10,675             31,101
                                              ---------          ---------
                                                725,826            596,918
                                              ---------          ---------

Expenses:
  General operating and administrative           26,647             33,900
  Professional services                           4,196              6,289
  Management fees to related party                6,760              5,293
  State and other taxes                          11,804              6,316
  Depreciation and amortization                  98,833             95,589
                                              ---------          ---------
                                                148,240            147,387
                                              ---------          ---------

Income Before Minority Interest in
  (Income) Loss of Consolidated Joint
  Venture and Equity in Earnings of
  Unconsolidated Joint Ventures                 577,586            449,531

Minority Interest in (Income) Loss of
  Consolidated Joint Venture                    (15,731)               241

Equity in Earnings of Unconsolidated
  Joint Ventures                                 34,746             18,845
                                              ---------          ---------

Net Income                                    $ 596,601          $ 468,617
                                              =========          =========

Allocation of Net Income:
  General partners                            $     (34)         $    (564)
  Limited partners                              596,635            469,181
                                              ---------          ---------

                                              $ 596,601          $ 468,617
                                              =========          =========


Net Income Per Limited Partner Unit           $    0.20          $    0.16
                                              =========          =========

Weighted Average Number of Limited
  Partner Units Outstanding                   3,000,000          3,000,000
                                              =========          =========







            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                       Quarter Ended               Year Ended
                                         March 31,                December 31,
                                           1998                       1997
                                       -------------              ------------

General partners:
  Beginning balance                    $      (551)              $       288
  Net income                                   (34)                     (839)
                                       -----------               -----------
                                              (585)                     (551)
                                       -----------               -----------
Limited partners:
  Beginning balance                     26,236,754                26,319,858
  Net income                               596,635                 2,204,396
  Distributions ($0.20 and
    $0.76 per limited partner
    unit, respectively)                   (600,000)               (2,287,500)
                                       -----------               -----------
                                        26,233,389                26,236,754
                                       -----------               -----------

Total partners' capital                $26,232,804               $26,236,203
                                       ===========               ===========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                      Quarter Ended
                                                        March 31,
                                                 1998               1997
                                              -----------       -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                              $   677,692       $   568,705
                                              -----------       -----------

    Cash Flows From Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                                       -         (1,796,769)
        Investment in direct
          financing leases                             -             (8,337)
        Investment in joint ventures             (127,807)         (932,003)
                                              -----------       -----------
            Net cash used in
              investing activities               (127,807)       (2,737,109)
                                              -----------       -----------

    Cash Flows From Financing
      Activities:
        Reimbursement of acquisition
          costs paid by related
          parties on behalf of
          the Partnership                              -            (20,504)
        Contributions from minority
          interest                                     -            134,107
        Distributions to limited
          partners                               (600,000)         (490,084)
        Distribution to holder of
          minority interest                       (12,350)           (6,527)
                                              -----------       -----------
            Net cash used in
              financing activities               (612,350)         (383,008)
                                              -----------       -----------

Net Decrease in Cash and Cash
  Equivalents                                     (62,465)       (2,551,412)

Cash and Cash Equivalents at
  Beginning of Quarter                          1,238,799         4,716,719
                                              -----------       -----------

Cash and Cash Equivalents at End of
  Quarter                                     $ 1,176,334       $ 2,165,307
                                              ===========       ===========






            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                        Quarter Ended
                                                          March 31,
                                                  1998                1997
                                               -----------        -----------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition costs on behalf
      of the Partnership as
      follows:                                 $        -         $     6,308
                                               ===========        ===========

    Distributions declared and unpaid
      at end of quarter                        $   600,000        $   525,000
                                               ===========        ===========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


1.       Significant Accounting Policies:

         Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVII, Ltd. (the "Partnership") for the year ended December 31, 1997.

         The Partnership accounts for its 80 percent interest in the accounts of CNL/GC El Cajon Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         Certain items in the prior year's financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


2.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the quarters ended March 31:

                                                       1998         1997
                                                     --------     ------

                  Golden Corral Corporation          $117,826     $113,797
                  National Restaurant
                    Enterprises, Inc.                 115,328       69,402
                  DenAmerica Corp.                    108,227      103,997
                  Foodmaker, Inc.                      86,957       65,265
                  San Diego Food Holdings, Inc.        79,105           -
                  RTM Indianapolis, Inc. and
                    RTM Southwest, Texas, Inc.         67,117       67,331

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the quarters ended March 31:

                                                   1998              1997
                                                 --------          ---------

                  Golden Corral Family
                    Steakhouse Restaurants       $196,931          $113,797
                  Burger King                     124,605            76,055
                  Jack in the Box                  86,957            65,265
                  Boston Market                    77,442            74,909
                  Arby's                           67,117            67,331
                  Denny's                          63,615            63,026

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 28 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $677,692 and $568,705 for the quarters ended March 31, 1998 and 1997, respectively. The increase in cash from operations for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant Property. As of March 31, 1998, the Partnership had contributed $311,048 to the joint venture. Construction of the restaurant was completed in January 1998, and as of March 31, 1998, the Partnership owned a 60.06% interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At March 31, 1998, the Partnership had $1,176,334 invested in such short-term investments, as compared to $1,238,799 at December 31, 1997. The funds remaining at March 31, 1998, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

Liquidity and Capital Resources

         Total liabilities of the Partnership, including distributions payable, increased to $796,792 at March 31, 1998, from $765,083 at December 31, 1997, primarily as a result of an increase in rents paid in advance at March 31, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $600,000 and $525,000 for the quarters ended March 31, 1998 and 1997, respectively. This represents distributions of $0.20 and $0.18 per unit for the quarters ended March 31, 1998 and 1997, respectively. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarters ended March 31, 1998 and 1997, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, owned and leased 23 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $715,151 and $565,817, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The increase in rental and earned income during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to the fact that additional construction amounts on which rents are calculated, were funded subsequent to the quarter ended March 31, 1997.

         In addition, during the quarter ended March 31, 1997, the Partnership owned and leased three Properties with affiliates as tenants-in-common and one Property indirectly through a joint venture arrangement and during the quarter ended March 31, 1998, the Partnership owned and leased three Properties with affiliates as tenants-in-common and two Properties indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $34,746 and $18,845, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by these joint ventures is primarily due to the fact that the Properties owned by the joint ventures and the Properties held as tenants-in-common with affiliates of the general partners, were operational for the full quarter ended March 31, 1998, as compared to a partial quarter ended March 31, 1997.

         During at least one of the quarters ended March 31, 1998 and 1997, six lessees, of the Partnership, (i) Golden Corral Corporation, (ii) National Restaurant Enterprises, Inc., (iii) DenAmerica Corp., (iv) Foodmaker, Inc., (v) San Diego Food Holdings, Inc. and (vi) RTM Indianapolis, Inc. and RTM Southwest, Texas, Inc., (hereinafter referred to as RTM, Inc.) each contributed more than ten percent of the Partnership's total rental income. As of March 31, 1998, Golden Corral Corporation was the lessee under leases relating to three restaurants, National Restaurant Enterprises, Inc. was the lessee under leases relating to two restaurants, DenAmerica Corporation was the lessee under leases relating to four restaurants, Foodmaker, Inc. was the lessee under leases relating to four restaurants, San Diego Holdings, Inc. was the lessee under a lease relating to one restaurant and RTM, Inc. was the lessee under leases relating to three restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation, National Restaurants Enterprises, Inc., DenAmerica, Corp., Foodmaker, Inc. and San Diego Food Holdings, Inc., each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. During at least one of the quarters ended March 31, 1998 and 1997, six restaurant chains, Golden Corral Family Steakhouse Restaurants, Arby's, Denny's, Jack in the Box, Boston Market and Burger King, each accounted for more than ten percent of the Partnership's total rental income. During the remainder of 1998 and subsequent years, it is anticipated that Golden Corral Family Steakhouse Restaurants, Jack in the Box, Boston Market and Burger King each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

         Operating expenses including depreciation and amortization expense, were $148,240 and $147,387 for the quarters ended March 31, 1998 and 1997, respectively.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 1998.


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