Form 10-Q
period 1998-06-30
CNL INCOME FUND XVII LTD
filed 1998-08-11
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                            -------------------------

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

                                    CONTENTS






Part I                                                           Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                            1

             Condensed Statements of Income                      2

             Condensed Statements of Partners' Capital           3

             Condensed Statements of Cash Flows                  4-5

             Notes to Condensed Financial Statements             6-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                               8-11


Part II

  Other Information                                              12

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                             June 30,        December 31,
             ASSETS                            1998              1997
                                            -----------      --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $725,354 and
  $553,968                                  $20,834,586       $21,328,869
Net investment in direct financing
  leases                                      3,039,242         3,056,783
Investment in joint ventures                  1,451,096         1,328,067
Cash and cash equivalents                     1,466,750         1,238,799
Receivables, less allowance for
  doubtful accounts of $14,333
  in 1997                                           855               613
Prepaid expenses                                 10,151                20
Organization costs, less accumulated
  amortization of $5,309 and $4,309               4,691             5,691
Accrued rental income                           502,015           357,246
Other assets                                    118,720           104,391
                                            -----------       -----------

                                            $27,428,106       $27,420,479
                                            ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     2,563       $     2,922
Accrued construction costs payable               38,834            38,834
Distributions payable                           600,000           600,000
Due to related parties                            2,730             2,875
Rents paid in advance                            58,854            55,762
Deferred rental income                           52,298            64,690
                                            -----------       -----------
  Total liabilities                             755,279           765,083

Minority interest                               425,986           419,193

Partners' capital                            26,246,841        26,236,203
                                            -----------       -----------

                                            $27,428,106       $27,420,479
                                            ===========       ===========


            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                       Six Months Ended
                                                              June 30,                             June 30,
                                                     1998             1997               1998              1997
                                                  ----------       ----------         ----------        -------
Revenues:
  Rental income from
    operating leases                              $  607,665       $  589,954         $1,228,481        $1,106,061
  Earned income from direct
    financing leases                                  94,087           80,395            188,422           130,105
  Interest and other income                           14,864           19,168             25,539            50,269
                                                  ----------       ----------         ----------        ----------
                                                     716,616          689,517          1,442,442         1,286,435
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    30,969           40,801             57,616            74,701
  Professional services                                6,433            3,776             10,629            10,065
  Management fees to related
    party                                              6,602            6,896             13,362            12,189
  State and other taxes                                   -               126             11,804             6,442
  Depreciation and
    amortization                                      78,126           92,449            176,959           188,038
                                                  ----------       ----------         ----------        ----------
                                                     122,130          144,048            270,370           291,435
                                                  ----------       ----------         ----------        ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint Venture
  and Equity in Earnings of
  Unconsolidated Joint
  Ventures                                           594,486          545,469          1,172,072           995,000

Minority Interest in Income
  of Consolidated Joint
  Venture                                            (15,488)         (10,673)           (31,219)          (10,432)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                            35,039           26,513             69,785            45,358
                                                  ----------       ----------         ----------        ----------

Net Income                                        $  614,037       $  561,309         $1,210,638        $1,029,926
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $      140       $      (12)        $      106        $     (576)
  Limited partners                                   613,897          561,321          1,210,532         1,030,502
                                                  ----------       ----------         ----------        ----------

                                                  $  614,037       $  561,309         $1,210,638        $1,029,926
                                                  ==========       ==========         ==========        ==========

Net Income Per Limited
  Partner Unit                                    $     0.20       $     0.19         $     0.40        $     0.34
                                                  ==========       ==========         ==========        ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                      3,000,000        3,000,000          3,000,000         3,000,000
                                                  ==========       ==========         ==========        ==========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                 Six Months Ended         Year Ended
                                     June 30,            December 31,
                                       1998                  1997
                                 ----------------        --------

General partners:
  Beginning balance               $      (551)          $       288
  Net income                              106                  (839)
                                  -----------           -----------
                                         (445)                 (551)
                                  -----------           -----------

Limited partners:
  Beginning balance                26,236,754            26,319,858
  Net income                        1,210,532             2,204,396
  Distributions ($0.40 and
    $0.76 per limited partner
    unit, respectively)            (1,200,000)           (2,287,500)
                                  -----------           -----------
                                   26,247,286            26,236,754
                                  -----------           -----------

Total partners' capital           $26,246,841           $26,236,203
                                  ===========           ===========


            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                   Six Months Ended
                                                        June 30,
                                              1998                  1997
                                           -----------           -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                           $ 1,274,084           $ 1,179,142
                                           -----------           -----------

    Cash Flows From Investing
      Activities:
        Reimbursement from developer
          of construction costs                322,897                    -
        Additions to land and build-
          ings on operating leases                  -             (1,978,419)
        Investment in direct
          financing leases                          -             (1,009,775)
        Investment in joint ventures          (127,807)             (934,196)
        Other                                  (16,797)                   -
                                           -----------           ----------
            Net cash provided by (used
              in) investing activities         178,293            (3,922,390)
                                           -----------           -----------

    Cash Flows From Financing
      Activities:
        Reimbursement of acqui-
          sition costs paid by
          related parties on behalf
          of the Partnership                        -                (26,068)
        Contributions from minority
          interest                                  -                278,170
        Distributions to limited
          partners                          (1,200,000)           (1,015,084)
        Distribution to holder of
          minority interest                    (24,426)              (16,943)
                                           -----------           -----------
            Net cash used in financing
              activities                    (1,224,426)             (779,925)
                                           -----------           -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                             227,951            (3,523,173)

Cash and Cash Equivalents at
  Beginning of Period                        1,238,799             4,716,719
                                           -----------           -----------

Cash and Cash Equivalents at End
  of Period                                $ 1,466,750           $ 1,193,546
                                           ===========           ===========




            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Six Months Ended
                                                         June 30,
                                                   1998             1997
                                                -----------      ----------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition costs on behalf
      of the Partnership as follows:            $        -       $    10,619
                                                ===========      ===========

    Land and building under operating
      lease exchanged for land and
      building under operating lease            $   899,654      $        -
                                                ===========      ==========

    Distributions declared and unpaid
      at end of period                          $   600,000      $   562,500
                                                ===========      ===========


            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Significant Accounting Policies:

         Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


2.       Land and Buildings on Operating Leases:

         In June 1998, the tenant of the property in Troy, Ohio, exercised its option under the terms of its lease agreement, to substitute the existing property for a replacement property. In conjunction therewith, the Partnership exchanged the property in Troy, Ohio, with a property in Inglewood, California. The lease for the property in Troy, Ohio, was amended to allow the property in Inglewood, California to continue under the terms of the original lease. All closing costs were paid by the tenant. The Partnership accounted for this as a nonmonetary exchange of similar assets and recorded the acquisition of the property in Inglewood, California, at the net book value of the property in Troy, Ohio. No gain or loss was recognized due to this being accounted for as a nonmonetary exchange of similar assets.

3.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and properties held as tenants-in-common), for at least one of the six month periods ended June 30:

                                                    1998              1997
                                                  --------          ------

                  Golden Corral Corporation       $229,474          $231,623
                  National Restaurant
                    Enterprises, Inc.              222,396           138,806
                  DenAmerica Corp.                 216,026           211,734
                  Foodmaker, Inc.                  174,757           152,362
                  San Diego Food Holdings, Inc.    158,150            54,613
                  RTM Indianapolis, Inc. and
                    RTM Southwest, Texas, Inc.     134,176           134,611

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees
         could   significantly   impact  the  results  of   operations   of  the
         Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the ongoing operations of the lessees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 28 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,274,084 and $1,179,142 for the six months ended June 30, 1998 and 1997, respectively. The increase in cash from operations for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant Property. As of June 30, 1998, the Partnership had contributed $311,048 to the joint venture. Construction of the restaurant was completed in January 1998, and as of June 30, 1998, the Partnership owned a 60.06% interest in the profits and losses of the joint venture.

         In addition, during the six months ended June 30, 1998, the Partnership received approximately $322,900 from the developer of the Properties in Aiken, South Carolina and Weatherford, Texas. This represents a reimbursement from the developer upon final reconciliation of total construction costs, to the total construction costs funded by the Partnership in accordance with the development agreement.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At June 30, 1998, the Partnership had $1,466,750 invested in such short-term investments, as compared to $1,238,799 at December 31, 1997. The funds remaining at June 30, 1998, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $755,279 at June 30, 1998, from $765,083 at December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $1,200,000 and $1,087,500 for the six months ended June 30, 1998 and 1997, respectively ($600,000 and $562,500 for the quarters ended June 30, 1998 and 1997, respectively). This represents distributions of $0.40 and $0.36 per unit for the six months ended June 30, 1998 and 1997, respectively ($0.20 and $0.19 per unit for the quarters ended June 30, 1998 and 1997, respectively). No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1998 and 1997, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, owned and leased 23 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $1,416,903 and $1,236,166, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $701,752 and $670,349 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The increase in rental and earned income during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is primarily attributable to the fact that two Properties were operational for a partial quarter and six months ended June 30, 1997, as compared to a full quarter and six months ended June 30, 1998.

         In addition, during the six months ended June 30, 1997, the Partnership owned and leased three Properties with affiliates as tenants-in-common and one Property indirectly through a joint venture arrangement. During the six months ended June 30, 1998, the Partnership owned and leased three Properties with affiliates as tenants-in-common and two Properties indirectly through joint venture arrangements. In connection therewith, during the quarters and six months ended June 30, 1998 and 1997, the Partnership earned $69,785 and $45,358, respectively, attributable to net income earned by these joint ventures, $35,039 and $26,513 of which were earned during the quarters ended June 30, 1998 and 1997, respectively. The increase in net income earned by these joint ventures is primarily due to the fact that the Properties owned by the joint ventures and the Properties held as tenants-in-common with affiliates of the general partners, were operational for the full quarter and six months ended June 30, 1998, as compared to a partial quarter and six months ended June 30, 1997.

         During at least one of the six months ended June 30, 1998 and 1997, six lessees of the Partnership, (i) Golden Corral Corporation, (ii) National Restaurant Enterprises, Inc., (iii) DenAmerica Corp., (iv) Foodmaker, Inc., (v) San Diego Food Holdings, Inc. and (vi) RTM Indianapolis, Inc. and RTM Southwest, Texas, Inc., (hereinafter referred to as RTM, Inc.) each contributed more than ten percent of the Partnership's total rental income. As of June 30, 1998, Golden Corral Corporation, National Restaurant Enterprises, Inc. and RTM, Inc., were each lessees under leases relating to three restaurants, DenAmerica Corporation and Foodmaker, Inc., were each lessees under leases relating to four restaurants and San Diego Holdings, Inc. was the lessee under a lease relating to one restaurant. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation, National Restaurants
Enterprises, Inc., DenAmerica, Corp., Foodmaker, Inc. and San Diego Food Holdings, Inc., each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. Any failure of these lessees could materially affect the Partnership's income.

         Operating expenses including depreciation and amortization expense, were $270,370 and $291,435 for the six months ended June 30, 1998 and 1997, respectively, of which $122,130 and $144,048 were incurred for the quarters ended June 30, 1998 and 1997, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is primarily attributable to a decrease in administrative expenses for services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partner distributions and reporting; and investor relations. In addition, operating expenses also decreased due to a decrease in depreciation expense as a result of the reimbursement from the developer of construction costs relating to the Properties in Aiken, South Carolina and Weatherford, Texas, as described above in "Liquidity and Capital Resources."

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of August, 1998.


                           CNL INCOME FUND XVII, LTD.

                           By:      CNL REALTY CORPORATION
                                    General Partner


                                    By:      /s/ James M. Seneff, Jr.
                                             ----------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)



                                    By:      /s/ Robert A. Bourne
                                             ----------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)