Form 10-Q
period 1998-09-30
CNL INCOME FUND XVII LTD
filed 1998-11-12
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
               --------------------------------------------------


                             Commission file number
                                     0-22485
                          ----------------------------


                           CNL Income Fund XVII, Ltd.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Florida                             59-3295393
         (State of other jurisdiction               (I.R.S. Employer
      of incorporation or organization)            Identification No.)


             400 E. South Street
               Orlando, Florida                           32801
   (Address of principal executive offices)            (Zip Code)


        Registrant's telephone number
        (including area code)                          (407) 650-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                          Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                                 1

       Condensed Statements of Income                           2

       Condensed Statements of Partners' Capital                3

       Condensed Statements of Cash Flows                       4-5

       Notes to Condensed Financial Statements                  6-7

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                         8-12


Part II

    Other Information                                           13

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,            December 31,
                                                                                  1998                    1997
                                                                            -----------------       ------------------
                        ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $818,692
    and $553,968                                                                 $20,741,467             $21,328,869
Net investment in direct financing leases                                          2,988,761               3,056,783
Investment in joint ventures                                                       1,448,628               1,328,067
Cash and cash equivalents                                                          1,462,427               1,238,799
Receivables, less allowance for doubtful
    accounts of $14,333 in 1997                                                       22,200                     613
Prepaid expenses                                                                       7,219                      20
Organization costs, less accumulated
    amortization of $5,809 and $4,309                                                  4,191                   5,691
Accrued rental income                                                                573,632                 357,246
Other assets                                                                         119,765                 104,391
                                                                            -----------------       -----------------

                                                                                 $27,368,290             $27,420,479
                                                                            =================       =================


                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $         2,868         $         2,922
Accrued construction costs payable                                                        --                  38,834
Accrued real estate taxes payable                                                     20,645                      --
Distributions payable                                                                600,000                 600,000
Due to related parties                                                                 3,362                   2,875
Rents paid in advance                                                                 41,300                  55,762
Deferred rental income                                                                52,021                  64,690
                                                                            -----------------       -----------------
       Total liabilities                                                             720,196                 765,083

Minority interest                                                                    429,452                 419,193

Partners' capital                                                                 26,218,642              26,236,203
                                                                            -----------------       -----------------

                                                                                 $27,368,290             $27,420,479
                                                                            =================       =================



                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                          Quarter Ended                       Nine Months Ended
                                                          September 30,                         September 30,
                                                     1998               1997               1998               1997
                                                  ------------      -------------      --------------     --------------
Revenues:
    Rental income from operating
       leases                                     $  604,073        $   620,623         $ 1,832,554       $   1,726,684
    Earned income from direct
       financing leases                               93,834             94,807             282,256             224,912
    Interest and other income                         11,128              8,372              36,667              58,641
                                                  ------------      ------------       --------------     --------------
                                                     709,035            723,802           2,151,477           2,010,237
                                                  ------------      ------------       --------------     --------------
Expenses:
    General operating and
       administrative                                 29,293             26,636              86,909             101,337
    Professional services                              4,393              6,530              15,022              16,595
    Real estate taxes                                 20,645                 --              20,645                  --
    Management fees to related parties                 6,604              6,655              19,966              18,844
    State and other taxes                                  7                 --              11,811               6,442
    Depreciation and amortization                     96,125            100,107             273,084             288,145
                                                  ------------      ------------       --------------     --------------
                                                     157,067            139,928             427,437             431,363
                                                  ------------      ------------       --------------     --------------

Income Before Minority Interest in
    Income of Consolidated Joint
    Venture and Equity in Earnings of
    Unconsolidated Joint Ventures                    551,968            583,874           1,724,040           1,578,874

Minority Interest in Income of
    Consolidated Joint Venture                       (15,703  )         (15,697 )           (46,922  )          (26,129 )

Equity in Earnings of Unconsolidated
    Joint Ventures                                    35,536             26,437             105,321              71,795
                                                  ------------      ------------       --------------     --------------

Net Income                                        $  571,801         $  594,614        $  1,782,439       $   1,624,540
                                                  ============      ============       ==============     ==============

Allocation of Net Income:
    General partners                              $     (282)         $     (54)        $      (176)      $        (630)
    Limited partners                                 572,083            594,668           1,782,615           1,625,170
                                                  ------------      ------------       --------------     --------------

                                                  $  571,801          $ 594,614         $ 1,782,439       $   1,624,540
                                                  ============      ============       ==============     ==============

Net Income Per Limited Partner Unit               $     0.19         $     0.20         $      0.59       $        0.54
                                                  ============      ============       ==============     ==============

Weighted Average Number of Limited
    Partner Units Outstanding                      3,000,000          3,000,000           3,000,000           3,000,000
                                                  ============      ============       ==============     ==============




                 See accompanying notes to financial statements.

                            CNL INCOME FUND XVII LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                   Nine Months Ended              Year Ended
                                                                     September 30,               December 31,
                                                                         1998                        1997
                                                              ----------------------------     ------------------

  General partners:
      Beginning balance                                             $         (551)               $        288
      Net income                                                              (176 )                      (839 )
                                                                   ----------------             ---------------
                                                                              (727 )                      (551 )
                                                                   ----------------             ---------------
  Limited partners:
      Beginning balance                                                 26,236,754                  26,319,858
      Net income                                                         1,782,615                   2,204,396
      Distributions ($0.60 and
         $0.76 per limited partner
         unit, respectively)                                            (1,800,000 )                (2,287,500 )
                                                                   ----------------             ---------------
                                                                        26,219,369                  26,236,754
                                                                   ----------------             ---------------

  Total partners' capital                                              $26,218,642                 $26,236,203
                                                                   ================             ===============


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating Activities                       $  1,881,998            $  1,912,554
                                                                   ----------------         ---------------

      Cash Flows from Investing Activities:
         Additions to land and buildings on
             operating leases                                              306,100              (1,978,420 )
         Investment in direct financing leases                                  --              (1,130,497 )
         Investment in joint ventures                                     (127,807 )            (1,050,402 )
                                                                   ----------------         ---------------
                Net cash provided by (used in)
                   investing activities                                    178,293              (4,159,319 )
                                                                   ----------------         ---------------

      Cash Flows from Financing Activities:
         Reimbursement of acquisition costs
             paid by related parties on behalf
             of the Partnership                                                 --                 (25,434 )
         Contributions from minority interest                                   --                 278,170
         Distributions to limited partners                              (1,800,000 )            (1,577,584 )
         Distribution to holder of minority interest                       (36,663 )               (29,184 )
                                                                   ----------------         ---------------
                Net cash used in financing activities                   (1,836,663 )            (1,354,032 )
                                                                   ----------------         ---------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                             223,628              (3,600,797 )

Cash and Cash Equivalents at Beginning
   of Period                                                             1,238,799               4,716,719
                                                                   ----------------         ---------------

Cash and Cash Equivalents at End of
   Period                                                             $  1,462,427            $  1,115,922
                                                                   ================         ===============




                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           1998                  1997
                                                                      ---------------       ----------------
Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Related parties paid certain
          acquisition costs on behalf of
          the Partnership as follows:                                  $          --          $      11,253
                                                                      ===============        ===============

       Land and building under operating
          lease exchanged for land and
          building under operating lease                                $    899,654          $          --
                                                                      ===============        ===============

       Distributions declared and unpaid at
          end of period                                                 $    600,000           $    600,000
                                                                      ===============        ===============



                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine months Ended September 30, 1998 and 1997


2.       Land and Buildings on Operating Leases:

         In June 1998, the tenant of the property in Troy, Ohio, exercised its option under the terms of its lease agreement to substitute the existing property for a replacement property. In conjunction therewith, the Partnership exchanged the property in Troy, Ohio, with a property in Inglewood, California. The lease for the property in Troy, Ohio, was amended to allow the property in Inglewood, California to continue under the terms of the original lease. All closing costs were paid by the tenant. The Partnership accounted for this as a nonmonetary exchange of similar assets and recorded the acquisition of the property in Inglewood, California, at the net book value of the property in Troy, Ohio. No gain or loss was recognized due to this being accounted for as a nonmonetary exchange of similar assets.

3.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and properties held as tenants-in-common), for at least one of the nine month periods ended September 30:

                                                                                1998               1997
                                                                            -------------      --------------
                   Golden Corral Corporation                                    $339,073            $349,449
                   National Restaurant Enterprises, Inc.                         328,582             208,212
                   DenAmerica Corp.                                              323,884             319,740
                   Foodmaker, Inc.                                               262,135             240,487
                   San Diego Food Holdings, Inc.                                 237,131             133,858

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 28 Properties, which includes three Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,881,998 and $1,912,554 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in cash from operations for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1998.

         In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant Property. As of September 30, 1998, the Partnership had contributed $311,048 to the joint venture. Construction of the restaurant was completed in January 1998, and as of September 30, 1998, the Partnership owned a 60.06% interest in the profits and losses of the joint venture.

         In addition, during the nine months ended September 30, 1998, the Partnership received $306,100 from the developer of the Properties in Aiken, South Carolina and Weatherford, Texas. This represents a reimbursement from the developer upon final reconciliation of total construction costs, to the total construction costs funded by the Partnership in accordance with the development agreement.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At September 30, 1998, the Partnership had $1,462,427 invested in such short-term investments, as compared to $1,238,799 at December 31, 1997. The funds remaining at September 30, 1998, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $720,196 at September 30, 1998, from $765,083 at December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $1,800,000 and $1,687,500 for the nine months ended September 30, 1998 and 1997, respectively ($600,000 for each of the quarters ended September 30, 1998 and 1997). This represents distributions of $0.60 and $0.56 per unit for the nine months ended September 30, 1998 and 1997, respectively ($0.20 per unit for each of the quarters ended September 30, 1998 and 1997). No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1998 and 1997, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, owned and leased 23 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $2,114,810 and $1,951,596, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $697,907 and $715,430 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The increase in rental and earned income during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily attributable to the fact that two Properties were operational for only a partial nine months ended September 30, 1997, as compared to a full nine months ended September 30, 1998, due to acquisitions by the Partnership during 1997.

         The decrease in rental and earned income during the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997, is primarily attributable to a decrease in rental income due to the fact that during 1998, the Partnership reduced the monthly base rental income due from the tenants of the Properties in Aiken, South Carolina and Weatherford, Texas, as a result of receiving reimbursements of construction costs from the developer, as described above in "Liquidity and Capital Resources."

         In October 1998, the tenant of three Boston Market Properties filed for bankruptcy. If the leases are eventually rejected, the Partnership anticipates that rental income relating to these Properties will terminate until a new tenant for these Properties is located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. However, the general partners do not anticipate that any decrease in rental income due to lost revenues relating to these Properties will have a material effect on the Partnership's financial position or results of operations.

         In addition, during the nine months ended September 30, 1998 and 1997, the Partnership also owned and leased three Properties with affiliates as tenants-in-common and two Properties indirectly through joint venture arrangements. In connection therewith, during the quarters and nine months ended September 30, 1998 and 1997, the Partnership earned $105,321 and $71,795, respectively, attributable to net income earned by these joint ventures, $35,536 and $26,437 of which were earned during the quarters ended September 30, 1998 and 1997, respectively. The increase in net income earned by these joint ventures is primarily due to the fact that the Properties owned by the joint ventures and the Properties held as tenants-in-common with affiliates of the general partners, were operational for the full quarter and nine months ended September 30, 1998, as compared to a partial quarter and nine months ended September 30, 1997.

         During at least one of the nine  months  ended  September  30, 1998 and
1997, five lessees of the Partnership, Golden Corral Corporation, National Restaurant Enterprises, Inc., DenAmerica Corp., Foodmaker, Inc., and San Diego Food Holdings, Inc. each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and properties held as tenants-in-common). As of September 30, 1998, Golden Corral Corporation, and National Restaurant Enterprises, Inc., were each lessees under leases relating to three restaurants, DenAmerica Corporation and Foodmaker, Inc., were each lessees under leases relating to four restaurants and San Diego Holdings, Inc. was the lessee under a lease relating to one restaurant. It is anticipated that, based on the minimum rental payments required by the leases, these tenants will each continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. Any failure of these lessees could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $427,437 and $431,363 for the nine months ended September 30, 1998 and 1997, respectively, of which $157,067 and $139,928 were incurred for the quarters ended September 30, 1998 and 1997, respectively. The decrease in operating expenses during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily attributable to a decrease in administrative expenses, which includes services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partner distributions and reporting; and investor relations. In addition, operating expenses also decreased for the nine month period ended September 30, 1998, due to a decrease in depreciation expense as a result of the reimbursement from the developer of construction costs relating to the Properties in Aiken, South Carolina and Weatherford, Texas, as described above in "Liquidity and Capital Resources."

         The decrease in operating expenses during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, was partially offset by, and the increase during the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997, was partially attributable to, the fact that the Partnership accrued insurance and real estate taxes as a result of the tenant of three Boston Market Properties filing for bankruptcy, as described above. If the tenant decides to reject the leases, the Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance until a new tenant or buyer for these Properties is located.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           DATED this 10th day of November, 1998.


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