Form 10-K405
period 1998-12-31
CNL INCOME FUND XVII LTD
filed 1999-03-31
CIK 943718

[PG NUMBER]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (407) 650-1000

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                 Title of each class:   Name of exchange on which registered:
                         None                      Not Applicable

               Securities registered pursuant to Section 12(g) of
                                    the Act:

              Units of limited partnership interest ($10 per Unit)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 3,000,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,400,000 and were used as of December 31, 1998, to acquire 28 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common, to pay acquisition fees totalling $1,350,000 and to establish a working capital reserve for Partnership purposes. During 1998, the Partnership received approximately $306,100 in a reimbursement from the developer of the Properties in Aiken, South Carolina and Weatherford, Texas, upon final reconciliation of total construction costs. In January 1999, the Partnership invested these amounts, along with other net offering proceeds, in a Property in Zephyrhills, Florida, with an affiliate as tenants-in-common, and entered into a joint venture arrangement, Ocean Shores Joint Venture, with an affiliate of the General Partners to purchase and hold one Property in Ocean Shores, Washington, indirectly through a joint venture in which the Partnership is a co-venturer. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8.
Financial Statements and Supplementary Data -- Note 11. Subsequent Events.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties provide for initial terms ranging from 13 to 20 years (the average being 18 years) and expire between 2011 and 2017. The majority of the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $57,300 to $248,700. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

         During 1998, the Partnership exchanged a Boston Market Property in Troy, Ohio, for a Boston Market Property in Inglewood, California. The terms of the Troy Property lease facilitated such an exchange between the Partnership and the lessee. In conjunction therewith, the lease was amended to allow the Inglewood Property to continue under the terms of the Troy lease; therefore, all terms of the lease remained unchanged.

         In January 1999, the Partnership invested in an Arby's Property in Zephyrills, Florida, as tenants-in-common with an affiliate of the General Partners and entered into a joint venture, Ocean Shores Joint Venture, with an affiliate of the General Partners to purchase and hold one Property indirectly. The lease terms for these Properties are substantially the same as the Partnership's other leases as described above in the first three paragraphs of this section.

Major Tenants

         During 1998, five lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, National Restaurant Enterprises, Inc., DenAmerica Corp., Foodmaker, Inc. and San Diego Food Holdings, Inc. each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnerships' consolidated joint venture, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common). As of December 31, 1998, each of Golden Corral Corporation and National Restaurant Enterprises, Inc. was the lessee under leases relating to three restaurants, each of DenAmerica Corp. and Foodmaker, Inc. was the lessee under leases relating to four restaurants and San Diego Food Holdings, Inc. was the lessee under a lease relating to one restaurant. It is anticipated that based on the minimum rental payments required by the leases, these five lessees each will contribute more than ten percent of the Partnership's total rental income in 1999. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants, ("Golden Corral"), Jack in the Box, Boston Market and Burger King, each accounted for more than ten percent of the Partnership's total rental income during 1998 (including rental income from the Partnership's consolidated joint venture, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common). In 1999, it is anticipated that Golden Corral, Jack in the Box and Burger King each will contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially adversely affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. During 1998, the tenants of three Boston Market Properties, Boston Chicken, Inc., BCBM Southwest L.P. and Boston West L.L.C. filed for bankruptcy. While the tenants have not rejected or affirmed these three leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the rejection of all three leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. As of December 31, 1998, no single lessee or group of affiliated lessees leased Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         The Partnership has entered into a joint venture arrangement, CNL/GC El Cajon Joint Venture, with an unaffiliated entity to purchase and hold one Property and has entered into two joint venture arrangements, CNL Mansfield Joint Venture and CNL Kingston Joint Venture, with affiliates of the General Partners, for each joint venture to purchase and hold one Property. Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

         Each joint venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of either of the joint venturer partners, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

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

         Net cash flow from operations of CNL/GC El Cajon Joint Venture, CNL Mansfield Joint Venture and CNL Kingston Joint Venture is distributed 80 percent, 21 percent and 60.06%, respectively, to the Partnership and the balance is distributed to each other joint venture partner in accordance with its percentage ownership in the respective joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture arrangements, the Partnership has entered into separate agreements to hold a Property in Fayetteville, North Carolina, a Property in Corpus Christi, Texas and a Property in Akron, Ohio, respectively, as tenants-in-common with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties and net cash flow from the Properties in proportion to each co-owner's percentage interest. The Partnership owns a 19.56%, 27.42% and 36.91% interest in the Properties in Fayetteville, North Carolina, Corpus Christi, Texas and Akron, Ohio, respectively.

         In addition, in January 1999, the Partnership entered into an agreement to hold an Arby's Property in Zephyrhills, Florida, as tenants-in-common, with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-venturer's percentage interest. The Partnership owns a 24 percent interest in this Property. Also in January 1999, the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with an affiliate of the General Partners to purchase and hold one Property. The joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership owns a 30.94% interest in the profits and losses of the joint venture.

Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenant's books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund

Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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


Item 2.  Properties

         As of December 31, 1998, the Partnership owned either directly or through joint venture arrangements, 28 Properties, located in 12 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Property and its cost, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,185 to 91,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases three Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2011) and the average minimum base annual rent is approximately $146,100 (ranging from approximately $107,600 to $190,000).

         National Restaurant Enterprises, Inc. leases three Burger King restaurants. The initial term of each lease is 20 years (expiring between 2016 and 2017) and the average minimum base annual rent is approximately $144,400 (ranging from approximately $123,200 to $153,600).

         DenAmerica Corp. leases two Denny's restaurants, one Mr. Fable's restaurant and one Black-eyed Pea restaurant. The initial term of each lease is 20 years (expiring between 2015 and 2016) and the average minimum base annual rent is approximately $120,300 (ranging from approximately $98,700 to $153,800).

         Foodmaker, Inc. leases four Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $93,900 (ranging from approximately $80,100 to $117,900).

         San Diego Food Holdings, Inc. leases one Golden Corral restaurant. The initial term of the lease is 20 years (expiring 2016) and the minimum base rent is approximately $248,700.

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999, there were 2,478 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 1998, the price paid for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.

                                                    1998 (1)                                1997
                                         --------------------------------      --------------------------------
                                          High       Low        Average         High       Low        Average
                                         -------    -------    ----------      -------    -------    ----------
         First Quarter                    (2)        (2)          (2)           (2)        (2)          (2)
         Second Quarter                   7.73       7.73        7.73           (2)        (2)          (2)
         Third Quarter                    (2)        (2)          (2)           (2)        (2)          (2)
         Fourth Quarter                   (2)        (2)          (2)           (2)        (2)          (2)

(1) A total of 400 Units were transferred other than pursuant to the Plan for the year ended December 31, 1998.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $2,400,000 and $2,287,500, respectively, to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared following the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                Quarter Ended                 1998              1997
                --------------------       ------------      ------------
                March 31                      $600,000          $525,000
                June 30                        600,000           562,500
                September 30                   600,000           600,000
                December 31                    600,000           600,000

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.


Item 6.  Selected Financial Data

                                                                                                  February 10,
                                                                                                   1995 (date
                                                                                                 of inception)
                                          Year Ended         Year Ended         Year Ended          through
                                         December 31,       December 31,       December 31,       December 31,
                                             1998               1997               1996             1995 (1)
                                        ----------------   ----------------  -----------------  -----------------
 Revenues (2)                              $  2,946,048       $  2,772,714       $  1,444,503        $    12,153
 Net income                                   2,394,158          2,203,557          1,095,759              8,351
 Cash distributions declared                  2,400,000          2,287,500          1,166,689             28,275
 Net income per Unit (3)                           0.80               0.73               0.52               0.02
 Cash distributions declared per                   0.80               0.76               0.55               0.08
     Unit (3)

                                             1998               1997               1996               1995
                                        ----------------   ----------------  -----------------  -----------------
 At December 31:
     Total assets                         $  27,365,705      $  27,524,148      $  28,675,007       $  4,878,421
     Partners' capital                       26,230,361         26,236,203         26,320,146          4,642,233

(1)      Operations  did not commence until November 4, 1995, the date following
         when  the  Partnership   received  the  minimum  offering  proceeds  of
         $1,500,000, and such proceeds were released from escrow.

(2) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(3) Based on the weighted average number of Limited Partner Units outstanding during the years ended December 31, 1998, 1997, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 28 Properties, either directly or through joint venture arrangements.

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

         Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,400,000. During 1996, the Partnership acquired 23 additional Properties, including one Property owned by a joint venture in which the Partnership is a co-venturer and one Property, owned with an affiliate, as tenants-in-common, at a cost of approximately $23,406,500, including acquisition fees and miscellaneous acquisition expenses. During 1997, the Partnership used the majority of its remaining net offering proceeds to acquire two additional Properties, as tenants-in-common, with affiliates of the General Partners. In addition, during 1997, the Partnership entered into two joint ventures, CNL Mansfield Joint Venture and CNL Kingston Joint Venture, with affiliates of the General Partners, to own an approximate 21 percent interest and 60.06 percent interest, respectively, in two Properties. During 1998, the Partnership contributed $124,500 to Kingston Joint Venture to pay for additional construction costs. As a result of the above transactions, as of December 31, 1998, the Partnership had acquired 28 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common, and had paid acquisition fees totaling $1,350,000 to an affiliate of the General Partners. During 1998, the Partnership received approximately $306,100 in reimbursements from the developer upon final reconciliation of total construction costs relating to the Properties in Aiken, South Carolina and Weatherford, Texas, in accordance with the related development agreements. During January 1999, the Partnership invested these amounts, along with other net offering proceeds, in a Property in Zephyrhills, Florida, with an affiliate as tenants-in-common, and entered into a joint venture arrangement, Ocean Shores Joint Venture, with affiliates of the General Partners to own a 30.94% interest in the profits and losses of the joint venture. The remaining net offering proceeds from the Partnership's offering of Units were reserved for Partnership purposes.

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

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from the joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,520,919, $2,495,114, and $1,232,948 for the years ended December 31, 1998, 1997, and 1996, respectively. The increase in cash from operations during 1998 and 1997, each as compared to the previous year, is primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

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

         Currently, rental income from the Partnership's Properties and cash reserves are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1998, the Partnership had $1,492,343 invested in such short-term investments as compared to $1,238,799 at December 31, 1997. The increase in the amount invested in short-term investments during 1998, as compared to 1997, is primarily attributable to the Partnership receiving construction reimbursements during 1998, as described above. The funds remaining at December 31, 1998, after payment of distribution and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During the year ended December 31, 1996, affiliates of the General Partners incurred on behalf of the Partnership $231,885 for certain organizational and offering expenses. In addition, during the years ended December 31, 1997, and 1996, the affiliates incurred on behalf of the Partnership $11,262, and $69,835, respectively, for certain acquisition expenses and during the years ended December 31, 1998, 1997 and 1996, the affiliates incurred on behalf of the Partnership $64,521, $59,451, and $64,906, respectively, for certain operating expenses. As of December 31, 1998 and 1997, the Partnership owed $14,448 and $2,875, respectively, to related parties for such amounts, accounting and administrative services and management fees. As of March 11, 1999, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $688,094 at December 31, 1998, from $865,877 at December 31, 1997, partially as a result of a decrease in deferred rental income and at December 31, 1998. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the Limited Partners of $2,400,000, $2,287,500, and $1,166,689 for the years ended December 31, 1998, 1997, and 1996, respectively. This represents distributions of $0.80, $0.76, and $0.55 per Unit for the years ended December 31, 1998, 1997, and 1996, respectively. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1998, 1997, and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 3,014,377 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $29,681,344 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         The Partnership owned and leased 22 wholly owned Properties during 1998, 1997 and 1996. In addition, during 1996, the Partnership owned and leased one Property through a joint venture arrangement in which the Partnership is a co-venturer, and owned and leased one Property with an affiliate of the General Partners, as tenants-in-common. During 1997 and 1998, the Partnership was a co-venturer in three joint ventures that each owned and leased one Property and also owned and leased three Properties with affiliates of the General Partners, as tenants-in-common. As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 28 Properties (including one Property in Troy, Ohio exchanged for one Property in Inglewood, California), which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $63,000 to $248,700. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, earned $2,813,442, $2,642,743, and $1,185,279, respectively, in rental income from operating leases and earned income from direct financing leases. The increase in rental and earned income during 1998, as compared to 1997, is primarily attributable to the fact that two Properties were operational for only a partial year during 1997, as compared to a full year during 1998, due to acquisitions by the Partnership during 1997. The increase during 1997, as compared to 1996, is partially attributable to the fact that Properties acquired during 1996 were operational for a full year during 1997, as compared to a partial year during 1996. The increase is partially offset by a decrease in rental income due from the tenants of the Properties in Aiken, South Carolina and Weatherford, Texas, as a result of receiving reimbursements of construction costs from the developer, as described above in "Liquidity and Capital Resources", which reduced the depreciable base of the Property. In addition, for the years ended December 31, 1998, 1997, and 1996, the Partnership earned $140,595, $100,918, and $4,834, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint ventures during 1998 and 1997, each as compared to the previous year, is primarily attributable to the Partnership investing in two Properties with affiliates of the General Partners as tenants-in-common and in two joint ventures in which the Partnership is a co-venturer, during 1997, as described above in "Liquidity and Capital Resources," and the fact the Properties were operational for the full year during 1998, as compared to a partial year during 1997.

         During the year ended December 31, 1998, five lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, National Restaurant Enterprises, Inc., DenAmerica Corp., Foodmaker, Corp. and San Diego Food Holdings, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental income from two Properties owned by unconsolidated joint venture and three Properties owned with separate affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation and National Restaurant Enterprises, Inc., were each lessee under leases relating to three restaurants, DenAmerica Corp. and Foodmaker, Inc., were each the lessee under leases relating to four restaurants and San Diego Food Holdings, Inc. was the lessee under a lease relating to one restaurant. It is anticipated that based on the minimum rental payments required by the leases, Golden Corral Corporation, National Restaurant Enterprises, Inc., DenAmerica Corp., Foodmaker, Inc., and San Diego Food Holdings, Inc. each will contribute more than ten percent of the Partnership's total rental income in 1999. In addition, four Restaurant Chains, Golden Corral, Burger King, Jack in the Box and Boston Market each accounted for more than ten percent of the Partnership's total rental income during the year ended December 31, 1998, (including rental and earned income from the Partnership's consolidated joint venture, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and three Properties owned with separate affiliates of the General Partners as tenants-in-common). In 1999, it is anticipated that Golden Corral, Jack in the Box, and Burger King, each will contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially adversely affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. During 1998, the tenants of three Boston Market Properties filed for bankruptcy. While the tenant has not rejected or affirmed these three leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the rejection of all three leases could have an adverse effect of the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $51,240, $69,779 and $244,406, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments. The decrease in interest income during 1998 and 1997, each as compared to the previous year, is primarily attributable to the decrease in the amount of funds invested in short-term, liquid investments due to the payment during 1997, of construction costs accrued at December 31, 1996, the acquisition of Properties as tenants-in-common with affiliates, and as a result of acquiring interests in joint ventures as described above in "Liquidity and Capital Resources."

         Operating expenses, including depreciation and amortization expense, were $551,890, $569,157, and $348,744 for the years ended December 31, 1998,
1997, and 1996, respectively. The decrease in operating expenses during 1998 as compared to 1997 is partially attributable to a decrease in administrative expenses, which includes services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partner distributions and reporting; and investor relations. The decrease is also attributable to a decrease in depreciation expense as a result of the reimbursement from the developer of construction costs relating to the Properties in Aiken, South Carolina and Weatherford, Texas as described above in "Liquidity and Capital Resources", which reduced the depreciable base of the Property. The decrease in operating expenses during 1998 as compared to 1997, is partially off set by, and the increase during 1997 as compared to 1996, is partially attributable to the Partnership incurring taxes relating to the filing of various state tax returns during 1998 and 1997. The increase during 1997, as compared to 1996, is primarily attributable to the fact that the Properties acquired during 1996 were operational for a full year in 1997, as compared to a partial year during 1996.

         The decrease during 1998 as compared to 1997, is partially offset by the fact that the Partnership incurred $14,139 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The Statement, which is effective for fiscal years beginning after December 15, 1998, requires that an entity expense the costs of start-up activities and organization costs as they are incurred. The Partnership will adopt this Statement in 1999. While historically these costs have been amortized over five years, the General Partners believe that adoption of this Statement will not have a material effect on the Partnership's financial position or results of operations.

         The Partnership's leases as of December 31, 1998, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volume due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.   Financial Statements and Supplementary Data

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                      Page

Report of Independent Accountants

Financial Statements:

  Balance Sheets

  Statements of Income

  Statements of Partners' Capital

  Statements of Cash Flows

  Notes to Financial Statements

                        Report of Independent Accountants




To the Partners
CNL Income Fund XVII, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XVII, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Orlando, Florida
January 23, 1999, except for the second paragraph of Note 11 for which the date is March 11, 1999.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                           December 31,
                                                                                   1998                     1997
                                                                             -----------------         ----------------
                         ASSETS

Land and buildings on operating leases, less
    accumulated depreciation                                                      $20,648,128              $21,328,869
Net investment in direct financing leases                                           2,980,811                3,056,783
Investment in joint ventures                                                        1,443,064                1,328,067
Cash and cash equivalents                                                           1,492,343                1,238,799
Receivables, less allowance for doubtful
    accounts of $1,283 and $14,333                                                     33,963                      613
Organization costs, less accumulated
    amortization of $6,309 and $4,309                                                   3,691                    5,691
Accrued rental income                                                                 644,643                  357,246
Other assets                                                                          119,062                  104,411
                                                                             -----------------         ----------------

                                                                                  $27,365,705              $27,420,479
                                                                             =================         ================


                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                    $   3,598                 $  2,922
Accrued construction costs payable                                                         --                   38,834
Distributions payable                                                                 600,000                  600,000
Due to related parties                                                                 14,448                    2,875
Rents paid in advance                                                                  20,578                   55,762
Deferred rental income                                                                 63,918                   64,690
                                                                             -----------------         ----------------
    Total liabilities                                                                 702,542                  765,083

Minority interest                                                                     432,802                  419,193

Partners' capital                                                                  26,230,361               26,236,203
                                                                             -----------------         ----------------

                                                                                  $27,365,705              $27,420,479
                                                                             =================         ================

                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                            Year Ended December 31,
                                                                 1998               1997                 1996
                                                            --------------     ---------------      ---------------
Revenues:
    Rental income from operating leases                        $2,447,938          $2,323,256           $1,054,534
    Earned income from direct financing
       leases                                                     365,504             319,487              130,745
    Interest                                                       51,240              69,779              244,406
    Other income                                                    3,403               1,128                9,984
                                                            --------------     ---------------      ---------------
                                                                2,868,085           2,713,650            1,439,669
                                                            --------------     ---------------      ---------------
Expenses:
    General operating and administrative                          110,537             128,168              144,728
    Professional services                                          19,504              21,877               14,326
    Management fee to related party                                26,690              25,377               10,482
    State and other taxes                                          11,811               6,443                   --
    Depreciation and amortization                                 369,209             387,292              179,208
    Transaction costs                                              14,139                  --                   --
                                                            --------------     ---------------      ---------------
                                                                  551,890             569,157              348,744
                                                            --------------     ---------------      ---------------

Income Before Minority Interest in Income
    of Consolidated Joint Venture and
    Equity in Earnings of Unconsolidated
    Joint Ventures                                              2,316,195           2,144,493            1,090,925

Minority Interest in Income of Consolidated
    Joint Venture                                                 (62,632 )           (41,854 )                 --

Equity in Earnings of Unconsolidated Joint
    Ventures                                                      140,595             100,918                4,834
                                                            --------------     ---------------      ---------------

Net Income                                                     $2,394,158          $2,203,557           $1,095,759
                                                            ==============     ===============      ===============

Allocation of Net Income:
    General partners                                              $   (59 )          $   (839 )           $  (709)
    Limited partners                                            2,394,217           2,204,396            1,096,468
                                                            --------------     ---------------      ---------------

                                                               $2,394,158          $2,203,557          $ 1,095,759
                                                            ==============     ===============      ===============

Net Income Per Limited Partner Unit                              $   0.80            $   0.73             $   0.52
                                                            ==============     ===============      ===============

Weighted Average Number of
    Limited Partner Units Outstanding                           3,000,000           3,000,000            2,121,253
                                                            ==============     ===============      ===============


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1998, 1997, and 1996


                                              General Partners                    Limited Partners
                                        -------------------------- ----------------------------------------------------
                                                      Accumulated                              Accumulated  Syndication
                                        Contributions   Earnings   Contributions Distributions   Earnings      Costs       Total
                                        ------------- ------------ ------------- ------------- ------------ ----------- -----------
Balance, December 31, 1995              $     1,000    $      (3 ) $  5,696,921   $   (28,275)  $  8,354  $(1,035,764)  $4,642,233

    Contributions from limited partners          --           --     24,303,079            --        --          --     24,303,079
    Distributions to limited partners
       ($0.55 per limited partner unit)          --           --             --    (1,166,689)       --          --     (1,166,689)
    Syndication costs                            --           --             --            --        --    (2,554,236)  (2,554,236)
    Net income                                   --         (709 )           --            --   1,096,468        --      1,095,759
                                        -----------   ------------ -------------  ------------- ----------  ----------  -----------

Balance, December 31, 1996                    1,000         (712 )   30,000,000    (1,194,964)  1,104,822  (3,590,000)  26,320,146

    Distributions to limited partners
       ($0.76 per limited partner unit)          --           --             --    (2,287,500)        --         --     (2,287,500)
    Net income                                   --         (839 )           --            --   2,204,396        --      2,203,557
                                        -----------   ------------ -------------  ------------  ----------  ----------   -----------

Balance, December 31, 1997                    1,000       (1,551 )   30,000,000    (3,482,464)  3,309,218  (3,590,000)  26,236,203

    Distributions to limited partners
       ($0.80 per limited partner unit)          --          --             --     (2,400,000)        --         --     (2,400,000)
    Net income                                   --        (59)             --             --   2,394,217        --      2,394,158
                                        -----------  ------------ -------------  ------------- ----------- ----------   -----------

Balance, December 31, 1998              $     1,000  $   (1,610 ) $ 30,000,000   $ (5,882,464) $5,703,435  $(3,590,000) $26,230,361
                                        ===========  ============  =============  ============= =========  ===========  ===========







                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                      1998                 1997                   1996
                                                                 ----------------     ----------------      ----------------
Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                  $ 2,493,780          $2,502,057              $1,149,196
         Distributions from unconsolidated joint
             ventures                                                    145,839             106,346                   4,985
         Cash paid for expenses                                         (169,940 )          (183,068  )             (165,639)
         Interest received                                                51,240              69,779                 244,406
                                                                 ----------------     ----------------      ----------------
             Net cash provided by operating activities                 2,520,919           2,495,114               1,232,948
                                                                 ----------------     ----------------      ----------------

      Cash Flows from Investing Activities:
         Additions to land and buildings on operating
             leases                                                           --          (1,740,491  )          (19,735,346)
         Reimbursements of construction costs from
             developer                                                   306,100                  --                      --
         Investment in direct financing leases                                --          (1,130,497  )           (1,784,925)
         Investment in joint ventures                                   (124,452 )        (1,135,681  )             (201,501)
         Other                                                                --                  --                     410
                                                                 ----------------     ----------------      ----------------
             Net cash provided by (used in) investing
                activities                                               181,648          (4,006,669  )          (21,721,362)
                                                                 ----------------     ----------------      ----------------

   Cash Flows From Financing Activities:
      Reimbursement of acquisition and syndication
         costs paid by related parties on behalf of
         the Partnership                                                      --              (25,444 )            (326,483 )
      Contributions from limited partners                                     --                   --            24,303,079
      Contributions from holder of minority interest                          --              278,170               140,676
      Distributions to limited partners                               (2,400,000 )         (2,177,584 )            (703,681 )
      Distributions to holder of minority interest                       (49,023 )            (41,507 )                  --
      Payment of syndication costs                                            --                   --            (2,407,317 )
                                                                 ----------------     ----------------      ----------------
             Net cash provided by (used in) financing
                activities                                            (2,449,023 )         (1,966,365 )          21,006,274
                                                                 ----------------     ----------------      ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                     253,544           (3,477,920 )             517,860

Cash and Cash Equivalents at Beginning of Year                         1,238,799            4,716,719             4,198,859
                                                                 ----------------     ----------------      ----------------

Cash and Cash Equivalents at End of Year                             $ 1,492,343           $1,238,799            $4,716,719
                                                                 ================     ================      ================



                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                    1998                1997                1996
                                                               ---------------     ----------------    ---------------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                   $2,394,158           $2,203,557         $1,095,759
                                                               ---------------     ----------------    ---------------
      Adjustments to reconcile net income to
         net cash provided by operating
         activities:
             Depreciation                                             358,063              376,973            176,995
             Amortization                                              11,146               10,319              2,213
             Minority interest in income of
                consolidated joint venture                             62,632               41,854                 --
             Equity in earnings of unconsolidated
                joint ventures, net of distributions                    5,244                5,428                151
             Decrease (increase) in receivables                       (33,350 )             39,518            (40,131 )
             Increase in prepaid expenses                                (510 )                 --                 --
             Decrease in net investment in direct
                financing leases                                       34,640               30,454             16,345
             Increase in accrued rental income                       (287,397 )           (293,699 )         (167,216 )
             Increase (decrease) in accounts
                payable and accrued expenses                              676                  (63 )            2,985
             Increase (decrease) in due to related
                parties, excluding acquisition
                and syndication costs paid on
                behalf of the Partnership                              11,573                  (97 )            2,596
             Decrease (increase) in rents paid in
                advance                                               (35,184 )              2,993             52,769
             Increase (decrease) in deferred
                rental income                                            (772 )             77,877             90,482
                                                               ---------------     ----------------    ---------------
                   Total adjustments                                  126,761              291,557            137,189
                                                               ---------------     ----------------    ---------------

Net Cash Provided by Operating Activities                          $2,520,919           $2,495,114         $1,232,948
                                                               ===============     ================    ===============



                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                   1998                  1997               1996
                                                               ---------------      ---------------    ----------------
Supplemental Schedule of Non-Cash Investing
   and Financing Activities:

      Related parties paid certain
         acquisition and syndication
         costs on behalf
         of the Partnership as follows:
             Acquisition costs                                        $   --             $  11,262           $  69,836
             Syndication costs                                            --                    --             231,885
                                                                                    ---------------    ----------------
                                                               ---------------

                                                                      $   --             $  11,262           $ 301,721
                                                               ===============
                                                                                    ===============    ================

      Land and building under operating lease
         exchanged for land and building under
         operating lease                                           $ 899,654                $   --              $   --
                                                               ===============      ===============    ================

      Distributions declared and unpaid at
         December 31                                               $ 600,000             $ 600,000           $ 490,084
                                                               ===============      ===============    ================






                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. In contrast, deferred rental income represents the aggregate amount of scheduled rental payments to date (including rental payments due during construction and prior to the property being placed in service) in excess of income recognized on a straight-line basis over the lease term commencing on the date the property is placed in service. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes off the cumulative accrued rental income balance.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, or deferred rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. Although the general partners have made their best estimate of the factors based on current conditions, it is reasonably possible that change could occur in the near term which could adversely affect the general partners' best estimate of net cash flows expected to be generated from its properties and the need for asset impairment write downs. If an impairment is indicated, the assets are adjusted to their fair value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

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

         Organization Costs - Organization costs are being amortized over five years using the straight-line method. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The Statement, which is effective for fiscal years beginning after December 15, 1998, requires that an entity expense the costs of start-up activities and organization costs as they are incurred. The Partnership will adopt this statement in 1999. The general partners believe that adoption of this statement will not have a material effect on the Partnership's financial position or results of operations.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of the leases are operating leases. Leases are generally for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    1998                  1997
                                                              -----------------     -----------------
                  Land                                            $ 10,359,513          $ 10,357,191
                  Buildings                                         11,164,432            11,525,646
                                                              -----------------     -----------------
                                                                    21,523,945            21,882,837
                  Less accumulated depreciation                       (875,817 )            (553,968 )
                                                              -----------------     -----------------

                                                                  $ 20,648,128          $ 21,328,869
                                                              =================     =================

         In June 1998, the tenant of the property in Troy, Ohio, exercised its option under the terms of its lease agreement to substitute the existing property for a replacement property. In conjunction therewith, the Partnership exchanged the Boston Market property in Troy, Ohio, with a Boston Market property in Inglewood, California. The lease for the property in Troy, Ohio, was amended to allow the property in Inglewood, California to continue under the terms of the original lease. All closing costs were paid by the tenant. The Partnership accounted for this as a nonmonetary exchange of similar assets and recorded the acquisition of the property in Inglewood, California, at the net book value of the property in Troy, Ohio. No gain or loss was recognized due to this being accounted for as a nonmonetary exchange of similar assets.

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998, 1997, and 1996, the Partnership recognized $287,397, $293,699, and $167,216, respectively, of such rental income.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                                  $2,140,644
                2000                                   2,153,281
                2001                                   2,246,506
                2002                                   2,303,258
                2003                                   2,316,816
                Thereafter                            27,421,272
                                                -----------------

                                                     $38,581,777
                                                =================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                              1998                 1997
                                                                          --------------      ---------------
                       Minimum lease payments
                           receivable                                       $ 7,145,730          $ 7,636,851
                       Estimated residual values                                765,563              775,896
                       Less unearned income                                  (4,930,482 )         (5,355,964 )
                                                                          --------------       -------------
                           Net investment in direct
                              financing leases                              $ 2,980,811          $ 3,056,783
                                                                          ==============      ===============

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

                1999                               $ 407,310
                2000                                 407,310
                2001                                 407,310
                2002                                 407,310
                2003                                 407,310
                Thereafter                         5,109,180
                                             ----------------

                                                  $7,145,730
                                             ================

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

         In February 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners, to hold one restaurant property in Mansfield, Texas. As of December 31, 1997, the Partnership had contributed $163,964 to the joint venture to acquire the restaurant property. As of December 31, 1998, the Partnership owned a 21 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

         In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant property. As of December 31, 1998, the Partnership had contributed $311,048 to CNL Kingston Joint Venture to fund construction costs relating to the property owned by the joint venture. As of December 31, 1998, the Partnership owned a 60.06% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

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

                                                                               1998                 1997
                                                                          ---------------      ---------------
                Land and buildings on operating
                    lease, less accumulated
                    depreciation                                              $4,412,584           $4,495,671
                Cash                                                               2,352                8,936
                Accrued rental income                                            134,121               65,395
                Other assets                                                          87                1,931
                Liabilities                                                       11,918              228,896
                Partners' capital                                              4,537,226            4,343,037
                Revenues                                                         554,934              453,481
                Net income                                                       458,588              375,257

5.       Investment in Joint Ventures - Continued:

         The Partnership recognized income totalling $140,595, $100,918, and $4,834 for the years ended December 31, 1998, 1997, and 1996 from these joint ventures and the properties held as tenants-in-common with affiliates.

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

                  Years Ended December 31, 1998, 1997, and 1996


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

         Net sales proceeds from the sale of a property not in liquidation of the Partnership generally will be distributed first to the limited partners in an amount sufficient to provide them with the return of their invested capital contributions, plus their cumulative Limited Partners' 8% Return. The general partners will then receive a return of their capital contributions and, to the extent previously subordinated and unpaid, a five percent interest in all net cash flow distributions. Any remaining net sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners.

         Any gain from the sale of a property, not in liquidation of the Partnership, is in general, allocated in the same manner as net sales proceeds are distributable. Any loss is, in general, allocated first, on a pro rata basis to the partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


7.       Allocations and Distributions - Continued:

         During the years ended December 31, 1998, 1997, and 1996, the Partnership declared distributions to the limited partners of $2,400,000, $2,287,500, and $1,166,689, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                     1998               1997               1996
                                                                 --------------     --------------     --------------
             Net income for financial reporting purposes            $2,394,158         $2,203,557         $1,095,759

             Depreciation for financial reporting purposes
                 in excess of (less than) depreciation for
                 tax reporting purposes                                 (1,069 )           25,005             13,226

             Direct financing leases recorded as operating
                 leases for tax reporting purposes                      34,640             30,454             16,345

             Equity in earnings of unconsolidated joint
                 ventures    for    financial    reporting
             purposes in
                 excess of equity in earnings of
                 unconsolidated joint ventures for tax                 (13,489 )           (3,650 )             (479 )
                 reporting purposes

             Minority interest in timing differences of
                 consolidated joint venture                             23,280                217                 --

             Capitalization of transaction costs for tax
                 reporting purposes                                     14,139                 --                 --

             Capitalization of administrative expenses for
                 tax reporting purposes                                     --              1,557             11,940

             Amortization for tax reporting purposes (in
                 excess of) less than amortization for
                 financial reporting purposes                            1,539              1,667             (2,025 )

             Accrued rental income                                    (287,397 )         (293,699 )         (167,216 )

             Deferred rental income                                     (9,208 )           80,635             90,482

             Rents paid in advance                                     (35,184 )            2,993             52,769

             Allowance for doubtful accounts                           (13,050 )            9,865              4,163

             Other                                                       5,680                 --                 --
                                                                 --------------     --------------     --------------

             Net income for federal income tax purposes             $2,114,039         $2,058,601        $ 1,114,964
                                                                 ==============     ==============     ==============


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Securities Corp. and majority stockholder of CNL Fund Advisors, Inc. James M. Seneff, Jr. is director and chief executive officer of CNL Securities Corp. and is director, chairman of the board of directors and chief executive officer of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is director and president of CNL Securities Corp., is director, vice chairman of the board of directors and treasurer of CNL Fund Advisors, Inc. and served as president of CNL Fund Advisors, Inc. through October 31, 1997.

         For the year ended December 31, 1996, the Partnership incurred $2,065,762 in syndication costs due to CNL Securities Corp. for services in connection with selling limited partnership interests. A substantial portion of this amount ($1,913,661) was paid as commissions to other broker-dealers.

         In addition, for the year ended December 31, 1996, the Partnership incurred $121,515 as a due diligence expense reimbursement fee due to CNL Securities Corp. This fee equals 0.5% of the limited partner contributions of $30,000,000. The majority of this fee was reallowed to other broker-dealers for payment of bona fide due diligence expenses.

         Additionally, the Partnership incurred $1,093,639 for the year ended December 31, 1996 in acquisition fees due to CNL Fund Advisors, Inc. for services in finding, negotiating and acquiring properties on behalf of the Partnership. In total, these fees represent 4.5% of the limited partner capital contributions of $30,000,000.

         During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay CNL Fund Advisors, Inc. an annual, management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of CNL Fund Advisors, Inc. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as CNL Fund Advisors, Inc. shall determine. The Partnership incurred management fees of $26,690, $25,377, and $10,482 for the years ended December 31, 1998, 1997, and 1996.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions - Continued:

         During the years ended December 31, 1998, 1997, and 1996, Affiliates provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. The expenses incurred for these services were classified as follows:

                                                                     1998               1997                1996
                                                                 --------------     --------------     ---------------
                  Syndication costs                                     $   --             $   --           $ 177,683
                  General operating and
                      administrative expenses                           91,124             90,700              96,729
                                                                 --------------     --------------     ---------------
                                                                      $ 91,124           $ 90,700           $ 274,412
                                                                 ==============     ==============     ===============

         The due to related parties at December 31, 1998 and 1997 totalled $14,448 and $2,875 respectively.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint venture, the Partnership's share of rental income from the unconsolidated joint ventures and the three properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                                 1998               1997               1996
                                                             -------------     ---------------     -------------
               Golden Corral Corporation                         $461,527            $467,275          $286,307
               DenAmerica Corp.                                   432,423             427,800           250,535
               National Restaurant
                   Enterprises, Inc.                              421,988             376,461           197,882
               Foodmaker, Inc.                                    349,514             326,007               N/A
               San Diego Food Holdings, Inc.                      316,038                 N/A               N/A
               RTM Indianapolis, Inc.
                   and RTM Southwest,
                   Texas, Inc.                                        N/A                 N/A           133,200

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint venture, the Partnership's share of total rental income from the unconsolidated joint ventures and the three properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                                 1998              1997               1996
                                                             -------------     --------------     -------------
                  Golden Corral Family
                      Steakhouse Restaurants                     $777,565           $680,316          $286,307
                  Burger King                                     459,036            410,876           197,882
                  Jack in the Box                                 349,514            326,007               N/A
                  Boston Market                                   309,576            299,744               N/A
                  Arby's                                              N/A                N/A           133,200
                  Denny's                                             N/A                N/A           250,535

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants and the chains did not represent more than ten percent of the Company's total rental, earned income and interest income.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Concentration of Credit Risk - Continued:

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

         During 1998, the tenants of three Boston Market properties filed for bankruptcy. While the tenant has not rejected or affirmed these three leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the rejection of all three leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner.

11.      Subsequent Events:

         In January 1999, the Partnership invested in a property in Zephyrhills, Florida, with an affiliate of the general partners as tenants-in-common. The Partnership contributed approximately $169,100 for a 24 percent interest in the property. The Partnership will account for its investment in this property using the equity method since the Partnership will share control with affiliates. In addition, in January 1999, the Partnership used a portion of these amounts to enter into a joint venture arrangement, Ocean Shores Joint Venture, with an affiliate of the general partners to hold one restaurant property. The Partnership contributed approximately $360,000 to the joint venture to acquire the restaurant property. The Partnership owns a 30.94% interest in the profits and losses of the joint venture and will account for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,014,377 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $29,681,344 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


11.      Subsequent Events - Continued:

         The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.


                  Title of Class                 Name of Partner                     Percent of Class
         General Partnership Interests           James M. Seneff, Jr.                       45%
                                                 Robert A. Bourne                           45%
                                                 CNL Realty Corporation                     10%
                                                                                          ------
                                                                                           100%
                                                                                          ======


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statements and Supplementary Data -- Note 11.
Subsequent Events.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998

Reimbursement to CNL Fund Advisors,  Inc.     Operating  expenses  are  reimbursed     Operating expenses
and affiliates for operating expenses         at the  lower of cost or 90  percent     incurred  on behalf of  the
                                              of  the  prevailing  rate  at  which     Partnership: $64,521
                                              comparable  services could have been
                                              obtained  in  the  same   geographic     Accounting and
                                              area.   Affiliates  of  the  General     administrative services:
                                              Partners  from  time to  time  incur     $91,124
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.

Annual   management   fee  to  CNL   Fund     One  percent  of the  sum  of  gross         $26,690
Advisors, Inc.                                revenues  (excluding  noncash  lease
                                              accounting    adjustments)    from
                                              Properties  wholly  owned  by  the
                                              Partnership plus the Partnership's
                                              allocable  share of gross revenues
                                              of joint  ventures  in  which  the
                                              Partnership is a co-venturer.  The
                                              management  fee,  which  will  not
                                              exceed    competitive   fees   for
                                              comparable  services  in the  same
                                              geographic area, may or may not be
                                              taken,  in  whole or in part as to
                                              any year,  in the sole  discretion
                                              of CNL Fund Advisors,  Inc. All or
                                              any portion of the  management fee
                                              not  taken as to any  fiscal  year
                                              shall be deferred without interest
                                              and may be  taken  in  such  other
                                              fiscal year as CNL Fund  Advisors,
                                              Inc. shall determine.






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
Deferred,    subordinated   real   estate     A   deferred,    subordinated   real         $ - 0 -
disposition   fee  payable  to  CNL  Fund     estate   disposition   fee,  payable
Advisors, Inc.                                upon    sale    of   one   or   more
                                              Properties,  in an amount equal to
                                              the  lesser of (i)  one-half  of a
                                              competitive       real      estate
                                              commission,  or (ii) three percent
                                              of  the   sales   price   of  such
                                              Property or Properties. Payment of
                                              such fee shall be made only if CNL
                                              Fund  Advisors,  Inc.  provides  a
                                              substantial  amount of services in
                                              connection  with  the  sale  of  a
                                              Property or  Properties  and shall
                                              be subordinated to certain minimum
                                              returns to the  Limited  Partners.
                                              However, if the net sales proceeds
                                              are  reinvested  in a  replacement
                                              Property,   no  such  real  estate
                                              disposition  fee will be  incurred
                                              until such replacement Property is
                                              sold  and the net  sales  proceeds
                                              are distributed.

General        Partners'        deferred,     A   deferred,   subordinated   share         $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
cash flow                                     Partnership   distributions  of  net
                                              cash flow,  subordinated  to certain
                                              minimum   returns  to  the   Limited
                                              Partners.

General        Partners'        deferred,     A   deferred,   subordinated   share         $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
sales  proceeds  from a sale or sales not     Partnership  distributions  of  such
in liquidation of the Partnership             net sales proceeds,  subordinated to
                                              certain   minimum   returns  to  the
                                              Limited Partners.





                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
General  Partners'  share of  Partnership     Distributions  of net sales proceeds         $ - 0 -
net sales  proceeds  from a sale or sales     from   a   sale    or    sales    of
in liquidation of the Partnership             substantially     all     of     the
                                              Partnership's   assets   will   be
                                              distributed in the following order
                                              or priority: (i) first, to pay all
                                              debts  and   liabilities   of  the
                                              Partnership   and   to   establish
                                              reserves; (ii) second, to Partners
                                              with  positive   capital   account
                                              balances,   determined  after  the
                                              allocation  of  net  income,   net
                                              loss, gain and loss, in proportion
                                              to such  balances,  up to  amounts
                                              sufficient to reduce such balances
                                              to zero; and (iii) thereafter, 95%
                                              to the Limited  Partners and 5% to
                                              the General Partners.

         As discussed  above in Item 8. Financial  Statements and  Supplementary
Data -- Note 11. Subsequent Events, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits. For instance, following the Merger, James M.
Seneff, Jr. and Robert A. Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the year ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the year ended December 31, 1998, 1997, and 1996.

                  Statements of Cash Flows for the year ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

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

               **10.5      Form of  Indemnification  and Put Agreement (Filed as
                           Exhibit      10.6      to      the       Registrant's
                           RegistrationStatement on Form S-11, No. 33-90998, incorporated herein by reference.)

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

                27         Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period October 1, 1998 through December 31, 1998.


**previously filed

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1999.

                                      CNL INCOME FUND XVII, LTD.

                                      By:      CNL REALTY CORPORATION
                                               General Partner

                                               /s/ Robert A. Bourne
                                               -----------------------------
                                               ROBERT A. BOURNE, President


                                      By:      ROBERT A. BOURNE
                                               General Partner

                                               /s/ Robert A. Bourne
                                               ----------------------------
                                               ROBERT A. BOURNE


                                      By:      JAMES M. SENEFF, JR.
                                               General Partner

                                               /s/ James M. Seneff, Jr.
                                               ---------------------------
                                               JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                    Title                                   Date
/s/ Robert A. Bourne                       Vice      President,       Secretary,              March 27, 1999
Robert A. Bourne                           Treasurer  and  Director   (Principal
                                           Financial  and Accounting  Officer)

/s/ James M. Seneff, Jr.                   President  and  Director   (Principal              March 27, 1999
James M. Seneff, Jr.                       Executive  Officer)



                                                         CNL INCOME FUND XVII, LTD.
                                                       (A Florida Limited Partnership)

                                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                             December 31, 1998

                                                                                        Costs Capitalized
                                                                                          Subsequent to
                                                                 Initial Cost              Acquisition
                                                        ---------------------------   ---------------------
                                         Encum-                       Buildings and    Improve-    Carrying
                                        brances             Land      Improvements      ments       Costs
                                       ---------        ------------  -------------   -----------  --------
Properties the Partnership
  has Invested in Under
  Under Operating Leases:

     Arby's Restaurants:
       Muncie, Indiana                     -              $242,759             -            -         -
       Schertz, Texas                      -               348,245       470,577            -         -
       Plainfield, Indiana                 -               296,025       557,809            -         -

     Boston Market Restaurants:
       Houston, Texas                      -               373,112       477,383            -         -
       Long Beach, California              -               661,696             -      217,883         -
       Inglewood, California (h)           -               327,924       535,518            -

     Burger King Restaurants:
       Harvey, Illinois                    -               489,340       734,010            -
       Chicago Ridge, Illinois             -               771,965             -      699,556         -
       Lyons, Illinois                     -               887,767             -      597,381         -

     Denny's Restaurants:
       Kentwood, Michigan                  -               287,732       626,865            -         -
       Mesquite, Nevada                    -               373,077             -            -         -
       Pensacola, Florida                  -               305,509       670,990            -         -

     Fazoli's Restaurant:
       Warner Robins, Georgia              -               300,481             -      421,898         -

     Golden Corral Family
       Steakhouse Restaurants:
           Orange Park, Florida            -               711,838     1,162,406            -         -
           Aiken, South Carolina (g)       -               508,790             -      862,570         -
           Weatherford, Texas (g)          -               345,926             -      691,222         -
           El Cajon, California            -               974,793             -            -         -

     Jack in the Box Restaurants:
       Dinuba, California                  -               324,970             -      509,982         -
       LaPorte, Texas                      -               355,929             -      560,485         -
       El Dorado, California               -               617,416             -      548,187         -

     Popeye's Famous Fried
       Chicken Restaurant:
           Warner Robins, Georgia          -               260,513             -      330,100         -

     Wendy's Old Fashioned
       Hamburgers Restaurants:
           Knoxville, Tennessee            -               332,003             -      489,610         -
           Livingston, Tennessee           -               261,703             -            -         -
                                                       -----------  ------------  -----------  --------

                                                       $10,359,513    $5,235,558   $5,928,874         -
                                                      ============  ============  ===========  ========


Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

     Arby's Restaurant:
       Muncie, Indiana                     -                     -      $629,847            -         -

     Denny's Restaurant:
       Mesquite, Nevada                    -                     -             -      857,390         -

     Golden Corral Family
       Steakhouse Restaurant:
           El Cajon, California            -                     -             -    1,119,438         -

     Wendy's Old Fashioned
       Hamburgers Restaurant:
           Livingston, Tennessee           -                     -             -      455,575         -
                                                       ------------  -----------  -----------  --------

                                                                 -      $629,847   $2,432,403         -
                                                       ============  ===========  ===========  ========

Property in Which the Partner-
  ship has a 19.56% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:

    Boston Market Restaurant:
      Fayetteville, North Carolina         -              $377,800      $587,700            -         -
                                                      ============   ===========  ===========  ========

Property in Which the Partner-
  ship has a 27.42% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:

    Black-eyed Pea Restaurant:
      Corpus Christi, Texas                -              $715,052      $726,004            -         -
                                                      ============   ===========  ===========  ========

Property in Which the Partner-
  ship has a 36.91% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:

    Burger King Restaurant:
      Akron, Ohio                          -              $355,594      $517,030            -         -
                                                      ============  ============  ===========  ========


Property of Joint Venture in Which
  the Partnership has a 21% Interest
  and has Invested in Under an
  Operating Lease:

    Jack in the Box Restaurant:
      Mansfield, Texas                     -              $297,295      $482,914            -         -
                                                      ============  ============  ===========  ========

Property of Joint Venture in Which
  the Partnership has a 60.06% Interest
  and has Invested in Under an
  Operating Lease:

    Taco Bell Restaurant:
      Kingston, Tennessee                  -              $189,452      $328,444            -         -
                                                      ============  ============  ===========  ========





          Gross Amount at Which                                                  Life on Which
         Carried at Close of Period (b)                                         Depreciation in
 ----------------------------------------                 Date                   Latest Income
               Buildings and               Accumulated   of Con-     Date         Statement is
    Land       Improvements    Total      Depreciation  struction  Acquired         Computed
 ------------  ------------ ------------  -----------   ---------  --------       ------------





 $242,759            (d)     $242,759           (e)        1995     03/96            (e)
  348,245       470,577       818,822       39,730         1996     06/96            (c)
  296,025       557,809       853,834       40,651         1996     10/96            (c)


  373,112       477,383       850,495       40,305         1996     06/96            (c)
  661,696       217,883       879,579       15,062         1996     12/96            (c)
  327,924       535,518       863,442       10,270         1996     06/98            (c)


  489,340       734,010     1,223,350       69,027         1996     03/96            (c)
  771,965       699,556     1,471,521       61,523         1996     03/96            (c)
  887,767       597,381     1,485,148       32,838         1997     11/96            (c)


  287,732       626,865       914,597       58,207         1980     03/96            (c)
  373,077            (d)      373,077           (e)        1996     12/95            (e)
  305,509       670,990       976,499       53,756         1996     08/96            (c)


  300,481       421,898       722,379       30,361         1996     08/96            (c)



  711,838     1,162,406     1,874,244      109,420         1996     03/96            (c)
  508,790       862,570     1,371,360       73,478         1996     04/96            (c)
  345,926       691,222     1,037,148       53,696         1996     03/96            (c)
  974,793            (d)      974,793           (e)        1997     12/96            (e)


  324,970       509,982       834,952       39,925         1996     05/96            (c)
  355,929       560,485       916,414       42,499         1996     07/96            (c)
  617,416       548,187     1,165,603       41,365         1996     07/96            (c)



  260,513       330,100       590,613       24,177         1996     08/96            (c)



  332,003       489,610       821,613       39,527         1996     05/96            (c)
  261,703            (d)      261,703           (e)        1996     06/96            (e)
---------    ------------  ------------  -----------

$10,359,513   $11,164,432   $21,523,945     $875,817
===========  ============  ============  ===========







        -            (d)           (d)          (e)        1995     03/96            (e)


        -            (d)           (d)          (e)        1996     12/95            (e)



        -            (d)           (d)          (e)        1997     12/96            (e)



        -            (d)           (d)          (e)        1996     06/96            (e)
---------

        -
=========








 $377,800      $587,700      $965,500      $43,948         1996     10/96            (c)
=========   ============  ============  ===========








 $715,052      $726,004    $1,441,056      $46,648         1992     01/97            (c)
=========   ============  ============  ===========








 $355,594      $517,030      $872,624      $33,222         1970     01/97            (c)
=========   ============  ============  ===========








 $297,295      $482,914      $780,209      $28,963         1997     02/97            (c)
=========   ============  ============  ===========







 $189,452      $328,444      $517,896      $11,920         1997     09/97            (c)
=========   ============  ============  ===========



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998



(a) Transactions in real estate and accumulated depreciation during 1998, 1997 and 1996 are summarized as follows:

                                                                                              Accumulated
                                                                              Cost           Depreciation
                                                                         ----------------    ---------------
                Properties the Partnership has Invested
                  in Under Operating Leases:

                     Balance, December 31, 1995                              $   402,244           $    --
                     Acquisitions                                             21,138,783                --
                     Depreciation expense                                             --           176,995
                                                                         ----------------    ---------------

                     Balance, December 31, 1996                               21,541,027           176,995
                     Acquisitions                                                341,810                --
                     Depreciation expense                                             --           376,973
                                                                         ----------------    ---------------

                     Balance, December 31, 1997                               21,882,837           553,968
                     Acquisitions                                                499,431                --
                     Dispositions                                               (858,323 )         (36,214  )
                     Depreciation expense                                             --           358,063
                                                                         ----------------    ---------------

                     Balance, December 31, 1998                            $  21,523,945        $  875,817
                                                                         ================    ===============

                Property  in Which  the  Partnership
                  has a 19.56%  Interest  as
                  Tenants-in-Common  and has  Invested
                  in  Under  an  Operating lease:

                     Balance, December 31, 1995                                 $     --           $    --
                     Acquisition                                                 965,500                --
                     Depreciation expense                                             --             4,768
                                                                         ----------------    ---------------

                     Balance, December 31, 1996                                  965,500             4,768
                     Acquisitions                                                     --                --
                     Depreciation expense                                             --            19,590
                                                                         ----------------    ---------------

                     Balance, December 31, 1997                                  965,500            24,358
                     Acquisitions                                                     --                --
                     Depreciation expense                                             --            19,590
                                                                         ----------------    ---------------

                     Balance, December 31, 1998                              $   965,500        $   43,948
                                                                         ================    ===============


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998

                                                                                                Accumulated
                                                                               Cost             Depreciation
                                                                          ---------------       --------------
                    Property in Which the  Partnership
                      has a 27.42% Interest as
                      Tenants-in-Common  and has
                      Invested in Under an Operating
                      Lease:

                         Balance, December 31, 1996                             $     --            $     --
                         Acquisition                                           1,441,056                  --
                         Depreciation expense                                         --              22,448
                                                                         ----------------      ---------------

                         Balance, December 31, 1997                            1,441,056              22,448
                         Depreciation expense                                         --              24,200
                                                                         ----------------      ---------------

                         Balance, December 31, 1998                         $  1,441,056          $   46,648
                                                                         ================      ===============

                    Property in Which the  Partnership
                      has a 36.91% Interest as
                      Tenants-in-Common  and has
                      Invested in Under an Operating
                      Lease:

                         Balance, December 31, 1996                               $     --             $    --
                         Acquisition                                               872,624                  --
                         Depreciation expense                                           --              15,988
                                                                          ---------------       --------------

                         Balance, December 31, 1997                                872,624              15,988
                         Depreciation expense                                           --              17,234
                                                                          ---------------       --------------

                         Balance, December 31, 1998                            $   872,624           $  33,222
                                                                          ===============       ==============

                    Property of Joint Venture in Which
                      the Partnership has a 21%
                      Interest and has Invested in
                      Under an Operating Lease:

                         Balance, December 31, 1996                               $     --             $    --
                         Acquisition                                               780,209                  --
                         Depreciation expense                                           --              12,866
                                                                          ---------------       --------------

                         Balance, December 31, 1997                                780,209              12,866
                         Depreciation expense                                           --              16,097
                                                                          ---------------       --------------

                         Balance, December 31, 1998                            $   780,209           $   28,963
                                                                          ===============       ==============

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998

                                                                                                Accumulated
                                                                               Cost             Depreciation
                                                                          ---------------       --------------
                    Property of Joint  Venture  in Which
                      the  Partnership  has a
                      60.06%  Interest  and has  Invested
                      in Under an  Operating
                      Lease:

                         Balance, December 31, 1996                               $     --             $    --
                         Acquisition                                               512,925                  --
                         Depreciation expense                                           --                 983
                                                                          ---------------       --------------

                         Balance, December 31, 1997                                512,925                 983
                         Acquisitions                                                4,971                   --
                         Depreciation expense                                           --              10,937
                                                                          ---------------       --------------

                         Balance, December 31, 1998                            $   517,896           $  11,920
                                                                          ===============       ==============

         (b) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and the joint venture for federal income tax purposes was $22,500,782 and $6,671,518, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

         (f) During the year ended December 31, 1996, the Partnership incurred acquisition fees totalling $1,093,639 paid to CNL Fund Advisors, Inc. During the years ended December 31, 1997 and 1996, the Partnership purchased land and buildings from affiliates of the Partnership for aggregate costs of approximately $718,932 and $1,667,100, respectively. Such amounts are included in land and buildings on operating leases, net investment in direct financing leases, investment in joint ventures and other assets at December 31, 1998.

         (g) During the year ended December 31, 1998, the Partnership received reimbursements from the developer of the property upon final reconciliation of total construction costs. In connection therewith, the land and building value was adjusted accordingly.

         (h) This property was exchanged for a Boston Market previously owned and located in Troy, Ohio, during 1998.

                                                      EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number

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