Form 10-Q
period 1999-03-31
CNL INCOME FUND XVII LTD
filed 1999-05-17
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

  For the transition period from ____________________ to ____________________


                             Commission file number
                                     0-22485
                     ---------------------------------------


                           CNL Income Fund XVII, Ltd.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-3295393
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


400 East South Street
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                  Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets

                  Condensed Statements of Income

                  Condensed Statements of Partners' Capital

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk

Part II

   Other Information

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,             December 31,
                                                                               1999                    1998
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $968,854 and
       $875,817                                                               $ 20,555,091            $ 20,648,128
   Net investment in direct financing leases                                     2,971,297               2,980,811
   Investment in joint ventures                                                  1,964,822               1,443,064
   Cash and cash equivalents                                                       945,293               1,492,343
   Receivables, less allowance for doubtful accounts
       of $7,290 and $1,283                                                         57,645                  33,963
   Prepaid expenses                                                                  8,519                     530
   Organization costs, less accumulated
       amortization of $10,000 and $6,309                                               --                   3,691
   Accrued rental income                                                           655,814                 644,643
   Other assets                                                                    117,298                 118,532
                                                                         ------------------     -------------------

                                                                              $ 27,275,779            $ 27,365,705
                                                                         ==================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   33,206              $    3,598
   Distributions payable                                                           600,000                 600,000
   Due to related parties                                                            7,099                  14,448
   Rents paid in advance                                                            28,028                  20,578
   Deferred rental income                                                           63,048                  63,918
                                                                         ------------------     -------------------
       Total liabilities                                                           731,381                 702,542

   Minority interest                                                               436,132                 432,802

   Partners' capital                                                            26,108,266              26,230,361
                                                                         ------------------     -------------------

                                                                              $ 27,275,779            $ 27,365,705
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                1999               1998
                                                                           ---------------     --------------
Revenues:
    Rental income from operating leases                                         $ 596,824          $ 620,816
    Adjustments to accrued rental income                                          (59,643 )               --
    Earned income from direct financing leases                                     92,314             94,335
    Interest and other income                                                      12,353             10,675
                                                                           ---------------     --------------
                                                                                  641,848            725,826
                                                                           ---------------     --------------

Expenses:
    General operating and administrative                                           32,467             26,647
    Professional services                                                           5,882              4,196
    Management fees to related party                                                6,580              6,760
    State and other taxes                                                          12,734             11,804
    Depreciation and amortization                                                  99,014             98,833
    Transaction costs                                                              32,528                 --
                                                                           ---------------     --------------
                                                                                  189,205            148,240
                                                                           ---------------     --------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture and Equity in
    Earnings of Unconsolidated Joint Ventures                                     452,643            577,586

Minority Interest in Income of Consolidated
    Joint Venture                                                                 (15,628 )          (15,731 )

Equity in Earnings of Unconsolidated Joint Ventures                                40,890             34,746
                                                                           ---------------     --------------

Net Income                                                                      $ 477,905          $ 596,601
                                                                           ===============     ==============

Allocation of Net Income:
    General partners                                                             $   (990 )         $    (34 )
    Limited partners                                                              478,895            596,635
                                                                           ---------------     --------------

                                                                                $ 477,905          $ 596,601
                                                                           ===============     ==============

Net Income Per Limited Partner Unit                                              $   0.16           $   0.20
                                                                           ===============     ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           3,000,000          3,000,000
                                                                           ===============     ==============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended            Year Ended
                                                                               March 31,             December 31,
                                                                                  1999                   1998
                                                                           -------------------     ------------------
General partners:
    Beginning balance                                                              $     (610 )            $    (551 )
    Net income                                                                         (1,221 )                  (59 )
                                                                           -------------------     ------------------
                                                                                       (1,831 )                 (610 )
                                                                           -------------------     ------------------

Limited partners:
    Beginning balance                                                              26,230,971             26,236,754
    Net income                                                                        479,126              2,394,217
    Distributions ($0.20 and $0.80 per
       limited partner unit, respectively)                                           (600,000 )           (2,400,000 )
                                                                           -------------------     ------------------
                                                                                   26,110,097             26,230,971
                                                                           -------------------     ------------------

Total partners' capital                                                          $ 26,108,266           $ 26,230,361
                                                                           ===================     ==================


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                1999               1998
                                                                           ---------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities
                                                                                $ 593,112          $ 677,692
                                                                           ---------------     --------------
    Cash Flows from Investing Activities:
       Investment in joint ventures                                              (527,864 )         (127,807 )
                                                                           ---------------     --------------
              Net cash used in investing activities                              (527,864 )         (127,807 )
                                                                           ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (600,000 )         (600,000 )
       Distributions to holder of minority interest                               (12,298 )          (12,350 )
                                                                           ---------------     --------------
              Net cash used in financing activities                              (612,298 )         (612,350 )
                                                                           ---------------     --------------

Net Decrease in Cash and Cash Equivalents                                        (547,050 )          (62,465 )

Cash and Cash Equivalents at Beginning of Quarter                               1,492,343          1,238,799
                                                                           ---------------     --------------

Cash and Cash Equivalents at End of Quarter                                     $ 945,293         $1,176,334
                                                                           ===============     ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                               $ 600,000          $ 600,000
                                                                           ===============     ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVII, Ltd. (the "Partnership") for the year ended December 31, 1998.

         The Partnership accounts for its 80 percent interest in the accounts of CNL/GC El Cajon Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         Effective January 1, 1999, the Partnership adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The Statement requires that an entity expense the costs of start-up activities and organization costs as they are incurred. Adoption of this statement did not have a material effect on the Partnership's financial position or results of operations.

         Certain items in the prior year's financial statements have been reclassified to conform to 1999 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Investment in Joint Ventures:

         In January 1999, the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund X, Ltd., an affiliate of the general partners to hold one restaurant property. The Partnership contributed approximately $359,500 to the joint venture. As of March 31, 1999, the Partnership owned a 30.94% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1999 and 1998


2.       Investment in Joint Ventures - Continued:

         In addition, in January 1999, the Partnership invested in a property in Zephyrhills, Florida as tenants-in-common with CNL Income Fund IV, Ltd. an affiliate of the general partners. As of March 31, 1999, the Partnership contributed approximately $168,400 for a 24 percent interest in the property. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:

                                                                March 31,           December 31,
                                                                   1999                 1998
                                                              ---------------     ------------------
               Land and buildings on operating
                   leases, less accumulated
                   depreciation                                   $5,440,665             $4,412,584
               Net investment in direct
                   financing lease                                   809,392                     --
               Cash                                                   27,460                  2,352
               Other assets                                               87                     87
               Accrued rental income                                 153,412                134,121
               Liabilities                                            41,987                 11,918
               Partners' capital                                   6,389,029              4,537,226
               Revenues                                              168,882                554,934
               Net income                                            141,337                458,588

         The Partnership recognized income totalling $40,890 and $34,746 for the quarters ended March 31, 1999 and 1998, respectively, from these joint ventures.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1999 and 1998


3.       Merger Transaction:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,014,377 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $29,681,344 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, if such listing is accomplished, the APF Shares would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1999, the Partnership owned 30 Properties, which included interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $593,112 and $677,692 for the quarters ended March 31, 1999 and 1998, respectively. The decrease in cash from operations for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1999.

         In  January  1999,  the  Partnership   entered  into  a  joint  venture
arrangement, Ocean Shores Joint Venture, with CNL Income Fund X, Ltd., an affiliate of the general partners, to hold one restaurant property. The Partnership contributed approximately $359,500 the joint venture. As of March 31, 1999, the Partnership owned a 30.94% interest in the profits and losses of the joint venture.

         In addition, in January 1999, the Partnership invested in a property in Zephyrhills, Florida as tenants-in-common with CNL Income Fund IV, Ltd., an affiliate of the general partners. As of March 31, 1999, the Partnership had contributed approximately $168,400 for a 24 percent interest in the Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1999, the Partnership had $945,293 invested in such short-term investments, as compared to $1,492,343 at December 31, 1998. The decrease in short-term investments at March 31, 1999 is primarily due to the fact that in January 1999 the Partnership invested in a joint venture arrangement, Ocean Shores Joint Venture, and in a Property in Zephyrhills, Florida as tenants-in-
common with an affiliate of the general partners, as described above. The funds remaining at March 31, 1999, after payment of distributions and other liabilities, will be used meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $731,381 at March 31, 1999, from $702,542 at December 31, 1998, primarily as a result of the Partnership accruing transaction costs related to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $600,000 for each of the quarters ended March 31, 1999 and 1998. This represents distributions for each applicable quarter of $0.20 per unit. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. APF has agreed to issue 3,014,377 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $29,681,344 as of

December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, if such listing is accomplished, the APF shares would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited Partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations

         During the quarters ended March 31, 1999 and 1998, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, owned and leased 23 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $629,495 and $715,151, respectively, in rental income from operating leases (net of adjustments to accrued rental income), and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily attributable to a decrease in rental income due from the tenants of the Properties in Aiken, South Carolina and Weatherford, Texas, as a result of receiving reimbursements of construction costs from the developer, which reduced the base of the Property on which rental income is computed.

         During 1998, the tenant of three Boston Market Properties filed for bankruptcy and continued making rental payments on the Properties during the quarter ended March 31, 1999. In April 1999, the tenant rejected, vacated and ceased making rental payments on two of the three leases. In conjunction with the two rejected leases, the Partnership wrote off approximately $60,000 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the term of the lease in accordance with generally accepted accounting principles) at March 31, 1999. The Partnership will not recognize rental and earned income from these two Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from the sale are reinvested in additional Properties. While the tenant has not rejected or affirmed the remaining lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues resulting from the rejection of the two leases and the possible rejection of the third lease could have an adverse effect of the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner.

         During the quarter ended March 31, 1998, the Partnership owned and leased three Properties with affiliates as tenants-in-common and two Properties indirectly through joint venture arrangements, and during the quarter ended March 31, 1999, the Partnership owned and leased four Properties with affiliates as tenants-in-common and four Properties indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $40,890 and $34,746, respectively, attributable to net income earned by these joint ventures. The increase is primarily due to the fact that the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture with CNL Income Fund X, Ltd., an affiliate of the general partners, and invested in a Property in Zephyrhills, Florida, as tenants-in-common with CNL Income Fund IV, Ltd., an affiliate of the general partners, in January 1999.

         Operating expenses, including depreciation and amortization expense, were $189,205 and $148,240 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expenses is primarily due to the fact that the Partnership incurred $32,528 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

              On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.       Changes in Securities.       Inapplicable.

Item 3.       Default upon Senior Securities.   Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.        Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

               (a)      Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329.)

                     **3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVII, Ltd. (Filed as Exhibit
                                3.1 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                     **3.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

                     **4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVII, Ltd. (Filed as Exhibit
                                3.1 to Registration Statement No. 33-90998 on Form S-11 and incorporated herein by reference.)

                     **4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

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

                     **8.1 Opinion of Baker & Hostetler regarding certain material issues relating to the Distribution Reinvestment Plan of CNL Income Fund XVII, Ltd. (Filed as Exhibit 8.3 to Amendment No. Three to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                     **10.1 Management Agreement between CNL Income Fund XVII, Ltd. and CNL Fund Advisors, Inc. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

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

                     27         Financial Data Schedule (Filed herewith.)

         **previously filed

               (b)      Reports on Form 8-K

                           Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed Merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1999


               CNL INCOME FUND XVII, LTD.

                   By:      CNL REALTY CORPORATION
                            General Partner


                           By:    /s/ James M. Seneff, Jr.
                                  -----------------------------------------
                                  JAMES M. SENEFF, JR.
                                  Chief Executive Officer
                                  (Principal Executive Officer)


                           By:    /s/ Robert A. Bourne
                                  -----------------------------------------
                                  ROBERT A. BOURNE
                                  President and Treasurer
                                  (Principal Financial and
                                  Accounting Officer)