Form 10-K/A
period 1997-12-31
CNL INCOME FUND XVII LTD
filed 1999-07-30
CIK 943718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund XVII, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long-Term Liquidity.


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


         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,400,000. The Partnership acquired its first Property on December 20, 1995. During the year ended December 31, 1996, the Partnership acquired 23 additional Properties, including one Property owned by a joint venture in which the Partnership is a co-venturer and one Property owned with an affiliate, as tenants-in-common, at an aggregate cost of approximately $23,406,500, including acquisition fees and certain acquisition expenses. During 1997, the Partnership used the majority of its remaining net offering proceeds to acquire two additional Properties, as tenants-in-common, with two separate affiliates, and to establish a working capital reserve of approximately $258,000 for Partnership purposes. In addition, the Partnership entered into two additional joint ventures, CNL Mansfield Joint Venture and CNL Kingston Joint Venture, with affiliates of the General Partners. As a result of the above transactions, as of December 31, 1997, the Partnership owned 28 Properties. The 28 Properties include interests in three Properties owned through joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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


         Generally, the leases of the Properties provide for two to five -year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to the terms of the lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

Major Tenants

         During 1997, four lessees, or group of affiliated lessees, of the Partnership and its consolidated joint venture, Golden Corral Corporation, National Restaurant Enterprises, Inc., DenAmerica Corp. and Foodmaker, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Golden Corral Corporation and National Restaurant Enterprises, Inc. were each the lessee under leases relating to three restaurants and DenAmerica Corp. and Foodmaker, Inc. were each the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, these four lessees each will contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants, ("Golden Corral"), Jack in the Box, Boston Market and Burger King, each accounted for more than ten percent of the Partnership's total rental income during 1997 (including rental income from the Partnership consolidated joint venture, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially adversely affect the Partnership's income. As of December 31, 1997, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements and Tenancy in Common Arrangements

         In December 1996, the Partnership entered into a joint venture arrangement, CNL/GC El Cajon Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, during 1997, the Partnership entered into two joint venture arrangements: CNL Mansfield Joint Venture with CNL Income Fund VII, Ltd., an affiliate of the General Partners, to purchase and hold one Property; and CNL Kingston Joint Venture with CNL Income Fund XIV, Ltd., an affiliate of the General Partners, to purchase and hold one Property.


         Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership owns an 80 percent interest in CNL/GC El Cajon Joint Venture, a 21 percent interest in CNL Mansfield Joint Venture and a 60.06% interest in CNL Kingston Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.

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


         In addition to the above joint venture arrangements, in October 1996, the Partnership entered into an agreement to hold a Property in Fayetteville, North Carolina, as tenants-in-common with CNL Income Fund XVI, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property and net cash flow from the Property in proportion to each co-tenant's percentage interest in the Property. The Partnership owns a 19.73% interest in this Property.

         In addition, during 1997, the Partnership entered into an agreement to hold a Property in Corpus Christi, Texas as tenants-in-common, with CNL Income Fund XI, Ltd., an affiliate of the General Partners, and entered into another agreement to hold a Property in Akron, Ohio, as tenants-in-common, with CNL Income Fund XIII, Ltd., an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co- tenant's percentage interest. The Partnership owns an approximate 27 percent and 37 percent interest in the Properties in Corpus Christi, Texas and Akron, Ohio, respectively.

         Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property. Management Services


         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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

Item 2.  Properties


         As of December 31, 1997, the Partnership owned 28 Properties. Of the 28 Properties, 22 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and three are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites ranged from approximately 18,200 to 91,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.


         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                                Number of Properties

         California                                    4
         Florida                                       2
         Georgia                                       2
         Illinois                                      3
         Indiana                                       2
         Michigan                                      1
         North Carolina                                1
         Nevada                                        1
         Ohio                                          2
         South Carolina                                1
         Tennessee                                     3
         Texas                                         6
                                                  ------
         TOTAL PROPERTIES:                            28
                                                  ======


         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership ranged from approximately 2,100 to 11,300 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $24,986,419 and $2,205,549, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.

         Restaurant Chain                        Number of Properties

         Arby's                                              3
         Black-Eyed Pea                                      1
         Boston Market                                       4
         Burger King                                         4
         Denny's                                             3
         Fazoli's                                            1
         Golden Corral                                       4
         Jack in the Box                                     4
         Popeye's                                            1
         Taco Bell                                           1
         Wendy's                                             2
                                                        ------
         TOTAL PROPERTIES                                   28
                                                        ======


         The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.


         The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures, as may be reasonably necessary, to refurbish buildings, premises, signs and equipment, so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

          At December 31, 1997, 1996, and 1995, all of the Properties were occupied. The following is a schedule of the average annual rent for each of the years ended December 31:


                                                                                       February 10,
                                                                                       1995 (date
                                                                                      of inception)
                                               Year Ended            Year Ended          through
                                               December 31,         December 31,        December 31,
                                               1997                 1996                 1995 (2)


              Rental Revenues (1)               $2,762,605          $1,190,656               -
              Properties                                28                  24                1
              Average Rent per Unit                $98,664             $49,611               -

(1) Rental revenues include the Partnership's share of rental revenues from the three Properties owned through joint venture arrangements and the three properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.


(2) Operations did not commence until November 4, 1995, the date following when the Partnership received the minimum offering proceeds of $1,500,000, and such proceeds were released from escrow. The Property owned by the Partnership was not operational as of December 31, 1997.

    The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                           Percentage of
                                            Number              Annual Rental                Gross Annual
        Expiration Year                 of Leases                  Revenues                 Rental Income

               1998                             -                          -                            -
               1999                             -                          -                            -
               2000                             -                          -                            -
               2001                             -                          -                            -
               2002                             -                          -                            -
               2003                             -                          -                            -
               2004                             -                          -                            -
               2005                             -                          -                            -
               2006                             -                          -                            -
               2007                             -                          -                            -
               Thereafter                      28                  2,799,614                      100.00%
                                           ------              -------------                -------------
               Totals                          28                  2,799,614                      100.00%
                                           ======              =============                =============

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


Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

      At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.


                                     PART II


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


      The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31,

1997, the Partnership owned 28 Properties, either directly or through joint venture and tenancy in common arrangements.


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

      None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. In addition, the Partnership will not borrow unless it first obtains an opinion of counsel that such borrowing will not constitute acquisition indebtedness. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.


      Currently, rental income from the Partnership's Properties and cash reserves are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1997, the Partnership had $1,238,799 invested in such short-term investments as compared to $4,716,719 at December 31, 1996. The decrease in the amount invested in short-term investments during 1997, as compared to 1996, is primarily a result of the payment of construction costs during 1997 relating to the Properties that were under construction at December 31, 1996 and the acquisition of additional Properties through joint ventures and with affiliates of the General Partners as tenants-in-common during 1997. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1997, after payment of distribution and other liabilities, will be used to meet the Partnership's working capital and other needs.

Short-Term Liquidity

      The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

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


         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the Limited Partners of $2,287,500, $1,166,689 and $28,275 for the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, respectively. This represents distributions of $0.76, $0.55 and $0.08 per Unit for the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, respectively. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.


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


Long-Term Liquidity

      The Partnership has no long-term debt or other long-term liquidity requirements.


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


      During the years ended December 31, 1997 and 1996, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, earned $2,642,743 and $1,185,279, respectively, in rental income from operating leases and earned income from direct financing leases. The increase in rental and earned income during 1997, as compared to 1996, is primarily attributable to the fact that the majority of the Properties were operational for a full year in 1997, as compared to a partial year in 1996. In addition, for the years ended December 31, 1997 and 1996, the

Partnership earned $100,918 and $4,834, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint ventures during 1997, as compared to 1996, is primarily attributable to the Partnership investing in two Properties with affiliates of the General Partners as tenants-in-common and in two joint ventures in which the Partnership is a co-venturer, during 1997, as described above in "Capital Resources." Net income earned by joint ventures is expected to increase in 1998 as the Properties owned by the joint ventures or with affiliates as tenants-in-common will be operational for a full year during 1998 as compared to a partial year during 1997.

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

      During the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, the Partnership also earned $69,779, $244,406 and $12,153, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments. The decrease in interest income during 1997, as compared to 1996, is primarily attributable to the decrease in the amount of funds invested in short-term, liquid investments due to the payment during 1997, of construction costs accrued at December 31, 1996, the acquisition of two Properties as tenants-in-common with affiliates, and as a result of acquiring interests in two joint ventures as described above in "Capital Resources." The increase in interest income during 1996, as compared to 1995, was primarily attributable to an increase in the amount of funds invested in short-term liquid investments as a result of additional Limited Partner contributions during 1996.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.

                                         CNL INCOME FUND XVII, LTD.

                                         By:      CNL REALTY CORPORATION
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE, President


                                         By:      ROBERT A. BOURNE
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE


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


Signature                               Title                                   Date
/s/ Robert A. Bourne                President, Treasurer and Director        July 29, 1999
--------------------------          (Principal Financial and Accounting
Robert A. Bourne                    Officer)


/s/ James M. Seneff, Jr.            Chief Executive Oficer and Director      July 29, 1999
--------------------------          (Principal Executive Officer)
James M. Seneff, Jr.


