Form 10-Q
period 1999-06-30
CNL INCOME FUND XVII LTD
filed 1999-08-12
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from ______________________ to _____________________


                             Commission file number
                                     0-22485
                     ---------------------------------------


                           CNL Income Fund XVII, Ltd.
 ------------------------------------------------------------------------------
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

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk

Part II

   Other Information

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                 1999                   1998
                                                                          -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $1,061,891 and
       $875,817, respectively                                                   $ 20,462,054           $ 20,648,128
   Net investment in direct financing leases                                       2,961,618              2,980,811
   Investment in joint ventures                                                    1,974,840              1,443,064
   Cash and cash equivalents                                                         970,200              1,492,343
   Receivables, less allowance for doubtful accounts
       of $3,632 and $1,283, respectively                                             96,840                 30,463
   Due from related parties                                                           21,468                  3,500
   Prepaid expenses                                                                    7,638                    530
   Organization costs, less accumulated amortization
       of $10,000 and $6,309, respectively                                                --                  3,691
   Accrued rental income                                                             721,589                644,643
   Other assets                                                                      116,065                118,532
                                                                          -------------------    -------------------

                                                                                $ 27,332,312           $ 27,365,705
                                                                          ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $    3,752             $    3,598
   Distributions payable                                                             600,000                600,000
   Due to related parties                                                                 --                 14,448
   Rents paid in advance and security deposits                                       105,665                 20,578
   Deferred rental income                                                             62,179                 63,918
                                                                          -------------------    -------------------
       Total liabilities                                                             771,596                702,542

   Contingencies (Note 4)

   Minority interest                                                                 439,655                432,802

   Partners' capital                                                              26,121,061             26,230,361
                                                                          -------------------    -------------------

                                                                                $ 27,332,312           $ 27,365,705
                                                                          ===================    ===================


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                              Quarter Ended                     Six Months Ended
                                                                 June 30,                           June 30,
                                                          1999              1998             1999              1998
                                                      -------------     -------------     ------------     --------------
Revenues:
    Rental income from operating leases                  $ 567,883         $ 607,665      $ 1,164,707       $ 1,228,481
    Adjustments to accrued rental income                        --                --          (59,643 )              --
    Earned income from direct financing leases              91,379            94,087          183,693           188,422
    Interest and other income                               61,349            14,864           41,174            25,539
                                                      -------------     -------------     ------------     --------------
                                                           720,611           716,616        1,329,931         1,442,442
                                                      -------------     -------------     ------------     --------------

Expenses:
    General operating and administrative                    26,623            30,969           59,090            57,616
    Bad debt expense                                           299                --              299                --
    Professional services                                    5,297             6,433           11,179            10,629
    Management fees to related party                         6,399             6,602           12,979            13,362
    State and other taxes                                    4,861                --           17,595            11,804
    Depreciation and amortization                           95,323            78,126          194,337           176,959
                                                      -------------     -------------     ------------     --------------
                                                           138,802           122,130          295,479           270,370
                                                      -------------     -------------     ------------     --------------

Income Before Minority Interest in Income of
Consolidated Joint Venture and Equity in
    Earnings of Unconsolidated Joint Ventures              581,809           594,486        1,034,452         1,172,072

Minority Interest in Income of Consolidated
    Joint Venture                                          (15,808 )         (15,488 )        (31,436 )         (31,219  )

Equity in Earnings of Unconsolidated Joint
    Ventures                                                46,794            35,039           87,684            69,785
                                                      -------------     -------------     ------------     --------------

Net Income                                               $ 612,795         $ 614,037      $ 1,090,700       $ 1,210,638
                                                      =============     =============     ============     ==============

Allocation of Net Income (Loss):
    General partners                                      $   (103 )        $    140        $  (1,093 )        $    106
    Limited partners                                       612,898           613,897        1,091,793         1,210,532
                                                      -------------     -------------     ------------     --------------

                                                         $ 612,795         $ 614,037      $ 1,090,700       $ 1,210,638
                                                      =============     =============     ============     ==============

Net Income Per Limited Partner Unit                       $   0.20          $   0.20         $   0.36         $    0.40
                                                      =============     =============     ============     ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                    3,000,000         3,000,000        3,000,000         3,000,000
                                                      =============     =============     ============     ==============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                    Six Months Ended               Year Ended
                                                                        June 30,                  December 31,
                                                                          1999                        1998
                                                                 -----------------------      ---------------------

General partners:
    Beginning balance                                                      $       (610 )              $      (551 )
    Net loss                                                                     (1,093 )                      (59 )
                                                                 -----------------------      ---------------------
                                                                                 (1,703 )                     (610 )
                                                                 -----------------------      ---------------------

Limited partners:
    Beginning balance                                                        26,230,971                 26,236,754
    Net income                                                                1,091,793                  2,394,217
    Distributions ($0.40 and $0.80 per
       limited partner unit, respectively)                                   (1,200,000 )               (2,400,000 )
                                                                 -----------------------      ---------------------
                                                                             26,122,764                 26,230,971
                                                                 -----------------------      ---------------------

Total partners' capital                                                  $   26,121,061              $  26,230,361
                                                                 =======================      =====================


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               1999                 1998
                                                                          ----------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $1,230,304          $1,274,084
                                                                          ----------------     ---------------

    Cash Flows from Investing Activities:
       Reimbursement from developer of
          construction costs                                                           --             322,897
       Investment in joint ventures                                              (527,864 )          (127,807 )
       Other                                                                           --             (16,797 )
                                                                          ----------------     ---------------
              Net cash provided by (used in) investing
                  activities                                                     (527,864 )           178,293
                                                                          ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,200,000 )        (1,200,000 )
       Distributions to holder of minority interest                               (24,583 )           (24,426 )
                                                                          ----------------     ---------------
              Net cash used in financing activities                            (1,224,583 )        (1,224,426 )
                                                                          ----------------     ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                             (522,143 )           227,951

Cash and Cash Equivalents at Beginning of Period                                1,492,343           1,238,799
                                                                          ----------------     ---------------

Cash and Cash Equivalents at End of Period                                      $ 970,200          $1,466,750
                                                                          ================     ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Land and building under operating lease
          exchanged for land and building under
          operating lease                                                           $  --           $ 899,654
                                                                          ================     ===============

       Distributions declared and unpaid at end of
          period                                                                 $600,000           $ 600,000
                                                                          ================     ===============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


2.       Investment in Joint Ventures:

         In January 1999, the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund X, Ltd., an affiliate of the general partners to own and lease one restaurant property. The Partnership contributed approximately $359,500 to the joint venture. As of June 30, 1999, the Partnership owned a 30.94% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

         In addition, in January 1999, the Partnership invested in a property in Zephyrhills, Florida as tenants-in-common with CNL Income Fund IV, Ltd., an affiliate of the general partners. As of June 30, 1999, the Partnership contributed approximately $168,400 for a 24 percent interest in the property. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:

                                                                 June 30,           December 31,
                                                                   1999                 1998
                                                              ---------------     ------------------
               Land and buildings on operating
                   leases, less accumulated
                   depreciation                                   $5,414,968             $4,412,584
               Net investment in direct
                   financing lease                                   807,212                     --
               Cash                                                   17,299                  2,352
               Other assets                                           33,093                     87
               Accrued rental income                                 173,995                134,121
               Liabilities                                            25,450                 11,918
               Partners' capital                                   6,421,117              4,537,226
               Revenues                                              354,738                554,934
               Net income                                            297,915                458,588

         The Partnership recognized income totalling $87,684 and $69,785 for the six months ended June 30, 1999 and 1998, respectively, from these joint ventures, $46,794 and $35,039 of which were earned during the quarters ended June 30, 1999 and 1998, respectively.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


3.       Merger Transaction:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). Subsequent to entering into the Merger agreement, the general partners received a number of comments from brokers who sold the Partnership's units concerning the loss of passive income treatment in the event the Partnership merged with APF. On June 3, 1999, the general partners, on behalf of the Partnership, and APF agreed that it would be in the best interests of the Partnership and APF that APF not attempt to acquire the Partnership in the acquisition. Notwithstanding this agreement, representatives of APF stated that they would attempt, depending on market conditions, seek to acquire the Partnership after APF was listed on the New York Stock Exchange. The representatives further noted that they would be willing to structure any future acquisition in a manner so that the limited partners could retain passive income treatment most likely by offering the limited partners an exchange offer whereby limited partners would exchange their units of limited partnership interest for APF shares. Therefore in June 1999, APF entered into a termination agreement with the general partners of the Partnership.

4.       Contingencies:

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1999, the Partnership owned 30 Properties, which included interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,230,304 and $1,274,084 for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash from operations for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter and six months ended June 30, 1999.

         In  January  1999,  the  Partnership   entered  into  a  joint  venture
arrangement, Ocean Shores Joint Venture, with CNL Income Fund X, Ltd., an affiliate of the general partners, to own and lease one restaurant property. The Partnership contributed approximately $359,500 to the joint venture. As of June 30, 1999, the Partnership owned a 30.94% interest in the profits and losses of the joint venture.

         In addition, in January 1999, the Partnership invested in a property in Zephyrhills, Florida as tenants-in-common with CNL Income Fund IV, Ltd., an affiliate of the general partners. As of June 30, 1999, the Partnership had contributed approximately $168,400 for a 24 percent interest in the Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposits at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1999, the Partnership had $970,200 invested in such short-term investments, as compared to $1,492,343 at December 31, 1998. The decrease in short-term investments at June 30, 1999 was primarily due to the fact that in January 1999 the Partnership invested in a joint venture arrangement, Ocean
Shores Joint Venture, and in a Property in Zephyrhills, Florida, as tenants-in-common, with an affiliate of the general partners, as described above. The funds remaining at June 30, 1999, after payment of distributions and other liabilities, will be used meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $1,200,000 for each of the six months ended June 30, 1999 and 1998 ($600,000 for each of the quarters ended June 30, 1999 and 1998). This represents distributions for each applicable six months of $0.40 per unit ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarter and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $771,596 at June 30, 1999, from $702,542 at December 31, 1998, primarily as a result of the Partnership receiving approximately $84,500 in a security deposit relating to one of the three Boston Market Properties which was not rejected in conjunction with the tenant filing for bankruptcy as described below in "Results of Operations." The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999 and 1998, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, owned and leased 23 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection with the Properties, during the six months ended June 30, 1999 and 1998, the Partnership earned $1,288,757 and $1,416,903, respectively, in rental income from operating leases (net of adjustments to accrued rental income), and earned income from direct financing leases from these Properties, $659,262 and $701,752 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was partially attributable to a decrease in rental income due from the tenants of the Properties in Aiken, South Carolina and Weatherford, Texas, as a result of receiving reimbursements of construction costs from the developer, which reduced the cost of the Property on which rental income is computed.

         During 1998, the tenant of three Boston Market Properties filed for bankruptcy, but continued making rental payments on the Properties. In April 1999, the tenant rejected, vacated and ceased making rental payments on two of the three leases resulting in a decrease in rental and earned income of approximately $38,700 during the quarter and six months ended June 30, 1999. In addition, the Partnership wrote off approximately $59,700 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the terms of the leases in accordance with generally accepted accounting principles) relating to the two rejected leases during the six months ended June 30, 1999. The general partners are currently seeking either new tenants or purchasers for these two Properties. The
Partnership will not recognize rental and earned income from these two Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from the sale are reinvested in additional Properties. While the tenant has not rejected or affirmed the remaining lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues resulting from the rejection of the two leases and the possible rejection of the third lease could have an adverse effect of the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner.

         During the six months ended June 30, 1999 and 1998, the Partnership also earned $41,174 and $25,539 in interest and other income, $61,349 and $14,864 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The increase in interest and other income for the quarter and six months ended June 30, 1999 was primarily due to the fact that the Partnership reversed $46,667 and $14,139 in transaction costs during the quarter and six months ended June 30, 1999, respectively. These represented amounts that had previously been expensed related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. The general partners and APF agreed that it would be in the best interest of the Partnership that it not be acquired in the acquisition due to the limited partners' loss of passive income in the acquisition, as described below. As a result, the general partners have agreed to reimburse the Partnership for these costs.

         During the quarter and six months ended June 30, 1998, the Partnership owned and leased three Properties with affiliates as tenants-in-common and two Properties indirectly through joint venture arrangements, and during the quarter and six months ended June 30, 1999, the Partnership owned and leased four Properties with affiliates as tenants-in-common and three Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 1999 and 1998, the Partnership earned $87,684 and $69,785, respectively, $46,794 and $35,039 of which were earned during the quarters ended June 30, 1999 and 1998, respectively. The increase was primarily due to the fact that the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund X, Ltd., an affiliate of the general partners, and invested in a Property in Zephyrhills, Florida, as tenants-in-common with CNL Income Fund IV, Ltd., an affiliate of the general partners, in January 1999.

         Operating expenses, including depreciation and amortization expense, were $295,479 and $270,370 for the six months ended June 30, 1999 and 1998, respectively, of which $138,802 and $122,130 were incurred for the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses for the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was partially due to the fact that depreciation expense was lower during the quarter and six months ended June 30, 1998, as a result of an adjustment to depreciation expense relating to the reimbursement from the developer of construction costs relating to the Properties in Aiken, South Carolina and Weatherford, Texas, as described above, which reduced the depreciable base of each Property.

         Additionally, operating expenses increased during the quarter and six months ended June 30, 1999, due to an increase in insurance and real estate tax expense incurred in connection with the fact that the tenant of two Boston Market Properties who had filed for bankruptcy, rejected the leases and ceased making rental payments relating to these two Properties. The Partnership will continue to incur certain expenses such as real estate taxes, insurance and maintenance relating to these Properties until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties.

Merger Transaction

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). Subsequent to entering into the Merger agreement, the general partners received a number of comments from brokers who sold the Partnership's units concerning the loss of passive income treatment in the event the Partnership merged with APF. On June 3, 1999, the general partners, on behalf of the Partnership, and APF agreed that it would be in the best interests of the Partnership and APF that APF not attempt to acquire the Partnership in the acquisition. Notwithstanding this agreement, representatives of APF stated that they would attempt, depending on market conditions, seek to acquire the Partnership after APF was listed on the New York Stock Exchange. The representatives further noted that they would be willing to structure any future acquisition in a manner so that the limited partners could retain passive income treatment most likely by offering the limited partners an exchange offer whereby limited partners would exchange their units of limited partnership interest for APF shares. Therefore in June 1999, APF entered into a termination agreement with the general partners of the Partnership.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

            On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

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

                     10.14 Termination Agreement by and between CNL Income Fund XVII, Ltd. and CNL American Properties Fund, Inc. ("APF") dated June 4, 1999 (incorporated by reference hereby to Exhibit
                                10.54 of Amendment No. 1 to APF's Registration Statement on Form S-4, File No. 333-74329 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

                     27         Financial Data Schedule (Filed herewith.)

                                 **previously filed

     (b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 1999


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