Form 10-K405/A
period 1998-12-31
CNL INCOME FUND XVII LTD
filed 1999-10-29
CIK 943718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended      December 31,1998
                                            ----------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from________ to ________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes     X    No
                                         -------    -------

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund XVII, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.



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

        The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,400,000 and were used as of December 31, 1998, to acquire 28 Properties. The 28 Properties include three Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common, to pay acquisition fees totalling $1,350,000 and to establish a working capital reserve for Partnership purposes. During 1998, the Partnership received approximately $306,100 in a reimbursement from the developer of the Properties in Aiken, South Carolina and Weatherford, Texas, upon final reconciliation of total construction costs. In January 1999, the Partnership invested these amounts, along with other net offering proceeds, in a Property in Zephyrhills, Florida, with an affiliate as tenants-in-common, and entered into a joint venture arrangement, Ocean Shores Joint Venture, with an affiliate of the General Partners to purchase and hold one Property in Ocean Shores, Washington, indirectly through a joint venture in which the Partnership is a co-venturer. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

        On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership.

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

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

Major Tenants

     During 1998, five lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, National Restaurant Enterprises, Inc., DenAmerica Corp., Foodmaker, Inc. and San Diego Food Holdings, Inc. each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common). As of December 31, 1998, each of Golden Corral Corporation and National Restaurant Enterprises, Inc. was the lessee under leases relating to three restaurants, each of DenAmerica Corp. and Foodmaker, Inc. was the lessee under leases relating to four restaurants and San Diego Food Holdings, Inc. was the lessee under a lease relating to one restaurant. It is anticipated that based on the minimum rental payments required by the leases, these five lessees each will contribute more than ten percent of the Partnership's total rental income in 1999. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants, ("Golden Corral"), Jack in the Box, Boston Market and Burger King, each accounted for more than ten percent of the Partnership's total rental income during 1998 (including rental income from the Partnership's consolidated joint venture, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common). In 1999, it is anticipated that Golden Corral, Jack in the Box and Burger King each will contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially adversely affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. During 1998, the tenants of three Boston Market Properties, Boston Chicken, Inc., BCBM Southwest L.P. and Boston West L.L.C. filed for bankruptcy. While the tenants have not rejected or affirmed these three leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the rejection of all three leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. As of December 31, 1998, no single lessee or group of affiliated lessees leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

     In December 1996, the Partnership entered into a joint venture arrangement, CNL/GC El Cajon Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, during 1997, the Partnership entered into two additional joint venture arrangements: CNL Mansfield Joint Venture with CNL Income Fund VII, Ltd., an affiliate of the General Partners to purchase and hold one Property; and CNL Kingston Joint Venture with CNL Income Fund XIV, Ltd., an affiliate of the General Partners, to purchase and hold one Property. Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership owns an 80 percent interest in CNL/GC El Cajon Joint Venture, a 21 percent interest in CNL Mansfield Joint Venture and a 60.06% interest in CNL Kingston Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.

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

     In addition to the above joint venture arrangements, the Partnership entered into an agreement to hold a Property in Fayetteville, North Carolina, as tenants-in-common with CNL Income Fund XVI, Ltd., an affiliate of the General Partners; entered into an agreement to hold a Property in Corpus Christi, Texas, as tenants-in-common, with CNL Income Fund XI, Ltd., an affiliate of the General Partners; and entered into an agreement to hold a Property in Akron, Ohio, as tenants-in-common, with CNL Income Fund XIII, Ltd., an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties and net cash flow from the Properties in proportion to each co-tenant's percentage interest. The Partnership owns a 19.56%, 27.42% and 36.91% interest in the Properties in Fayetteville, North Carolina, Corpus Christi, Texas and Akron, Ohio, respectively.

     In addition, in January 1999, the Partnership entered into an agreement to hold an Arby's Property in Zephyrhills, Florida, as tenants-in-common, with CNL Income Fund IV, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-tenant's percentage interest. The Partnership owns a 24 percent interest in this Property. Also in January 1999, the Partnership entered into a joint venture arrangement, Ocean Shores

Joint Venture, with CNL Income Fund X, Ltd., an affiliate of the General Partners, to purchase and hold one Property. The joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership owns a 30.94% interest in the profits and losses of the joint venture.

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

Certain Management Services

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


Item 2.  Properties

     As of December 31, 1998, the Partnership owned 28 Properties. Of the 28 Properties, 22 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and three are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 15,185 to 91,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

        State                                   Number of Properties
        -----                                   --------------------

        California                                       5
        Florida                                          2
        Georgia                                          2
        Illinois                                         3
        Indiana                                          2
        Michigan                                         1
        North Carolina                                   1
        Nevada                                           1
        Ohio                                             1
        South Carolina                                   1
        Tennessee                                        3
        Texas                                            6
                                                     -----
        TOTAL PROPERTIES:                               28
                                                     -----

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership ranged from approximately 2,100 to 11,300 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $22,500,782 and $6,671,518, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

        Restaurant Chain                        Number of Properties
        ----------------                        --------------------

        Arby's                                           3
        Black-Eyed Pea                                   1
        Boston Market                                    4
        Burger King                                      4
        Denny's                                          3
        Fazoli's                                         1
        Golden Corral                                    4
        Jack in the Box                                  4
        Popeye's                                         1
        Taco Bell                                        1
        Wendy's                                          2
                                                     -----
        TOTAL PROPERTIES:                               28
                                                     -----

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

     Leases. The Partnership leases the Properties to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes,
utilities and insurance.    Generally, a lessee is required, under the terms of
its lease agreement, to make such capital expenditures, as may be reasonably necessary, to refurbish buildings, premises, signs and equipment, so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain.
These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

     At December 31, 1998, 1997, 1996, and 1995, all of the Properties were occupied. The following is a schedule of the average annual rent for the years ended December 31:

                                                                    February 10, 1995
                                                                   (date of inception)
                             For the Year Ended December 31:             through
                            1998          1997          1996      December 31, 1995 (2)
                        -----------   -----------   -----------  -----------------------
  Rental Income (1)      $2,983,830    $2,762,605    $1,190,656          $   --
  Properties                     28            28            24               1
  Average per Unit       $  106,565    $   98,664    $   49,611          $   --

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Operations did not commence until November 4, 1995, the date following the date on which the Partnership received the minimum offering proceeds of $1,500,000, and such proceeds were released from escrow. The Property owned by the Partnership was not operational as of December 31, 1995.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                             Percentage of
                             Number         Annual Rental     Gross Annual
    Expiration Year          of Leases         Revenues      Rental Income

         1999                    --               --               --
         2000                    --               --               --
         2001                    --               --               --
         2002                    --               --               --
         2003                    --               --               --
         2004                    --               --               --
         2005                    --               --               --
         2006                    --               --               --
         2007                    --               --               --
         2008                    --               --               --
      Thereafter                 28        2,799,614           100.00%
                          ---------    -------------    -------------
        Totals                   28        2,799,614           100.00%
                          =========    =============    =============

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


                                 PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 28 Properties, either directly or through joint venture or tenancy in common arrangements.

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

     Currently, rental income from the Partnership's Properties and cash reserves are invested in money market accounts or other short-term, highly
liquid investments   such as demand deposit accounts at commercial banks, CDs
and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1998, the Partnership had $1,492,343 invested in such short-term investments as compared to $1,238,799 at December 31, 1997. The increase in the amount invested in short-term investments during 1998, as compared to 1997, is primarily attributable to the Partnership receiving construction reimbursements during 1998, as described above. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately four percent annually. The funds remaining at December 31, 1998, after payment of distribution and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

     During the years ended December 31, 1998, 1997, and 1996, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, earned $2,813,442, $2,642,743, and $1,185,279, respectively, in rental income from operating leases and earned income from direct financing leases. The increase in rental and earned income during 1998, as compared to 1997, is primarily attributable to the fact that two Properties were operational for only a partial year during 1997, as compared to a full year during 1998, due to acquisitions by the Partnership during 1997. The increase during 1997, as compared to 1996, is partially attributable to the fact that Properties acquired during 1996 were operational for a full year during 1997, as compared to a partial year during 1996. The increase is partially offset by a decrease in rental income due from the tenants of the Properties in Aiken, South Carolina and Weatherford, Texas, as a result of receiving reimbursements of construction costs from the developer, as described above in "Capital Resources", which reduced the depreciable base of the Property. In addition, for the years ended December 31, 1998, 1997, and 1996, the Partnership earned $140,595, $100,918, and $4,834, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint ventures during 1998 and 1997, each as compared to the previous year, is primarily attributable to the Partnership investing in two Properties with affiliates of the General Partners as tenants-in-common and in two joint ventures in which the Partnership is a co-venturer, during 1997, as described above in "Capital Resources," and the fact the Properties were operational for the full year during 1998, as compared to a partial year during 1997.

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

     During the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $51,240, $69,779 and $244,406, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments. The decrease in interest income during 1998 and 1997, each as compared to the previous year, is primarily attributable to the decrease in the amount of funds invested in short-term, liquid investments due to the payment during 1997, of construction costs accrued at December 31, 1996, the acquisition of Properties as tenants-in-common with affiliates, and as a result of acquiring interests in joint ventures as described above in "Capital Resources."

     Operating expenses, including depreciation and amortization expense, were $551,890, $569,157, and $348,744 for the years ended December 31, 1998, 1997, and 1996, respectively. The decrease in operating expenses during 1998 as compared to 1997 is partially attributable to a decrease in administrative expenses, which includes services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partner distributions and reporting; and investor relations. The decrease is also attributable to a decrease in depreciation expense as a result of the reimbursement from the developer of construction costs relating to the Properties in Aiken, South Carolina and Weatherford, Texas as described above in "Capital Resources", which reduced the depreciable base of the Property. The decrease in operating expenses during 1998 as compared to 1997, is partially off set by, and the increase during 1997 as compared to 1996, is partially attributable to the Partnership incurring taxes relating to the filing of various state tax returns during 1998 and 1997. The increase during 1997, as compared to 1996, is primarily attributable to the fact that the Properties acquired during 1996 were operational for a full year in 1997, as compared to a partial year during 1996.

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 3,014,377 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $29,681,344 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non- information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                                   CONTENTS
                                   --------

                                                                            Page
                                                                            ----

Report of Independent Accountants                                             17

Financial Statements:

  Balance Sheets                                                              18

  Statements of Income                                                        19

  Statements of Partners' Capital                                             20

  Statements of Cash Flows                                                    21

  Notes to Financial Statements                                               24

                       Report of Independent Accountants
                       ---------------------------------

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



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 23, 1999, except for the second paragraph of Note 11 for which the date is March 11, 1999.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                             December 31,
                                                                     1998                     1997
                                                                -------------            -------------
                   ASSETS
                   ------

Land and buildings on operating leases, less
   accumulated depreciation                                         $20,648,128              $21,328,869
Net investment in direct financing leases                             2,980,811                3,056,783
Investment in joint ventures                                          1,443,064                1,328,067
Cash and cash equivalents                                             1,492,343                1,238,799
Receivables, less allowance for doubtful
   accounts of $1,283 and $14,333                                        33,963                      613
Organization costs, less accumulated
   amortization of $6,309 and $4,309                                      3,691                    5,691
Accrued rental income                                                   644,643                  357,246
Other assets                                                            119,062                  104,411
                                                              -----------------         ----------------

                                                                    $27,365,705              $27,420,479
                                                              =================         ================


            LIABILITIES AND PARTNERS' CAPITAL
            ---------------------------------

Accounts payable                                                    $     3,598              $     2,922
Accrued construction costs payable                                           --                   38,834
Distributions payable                                                   600,000                  600,000
Due to related parties                                                   14,448                    2,875
Rents paid in advance                                                    20,578                   55,762
Deferred rental income                                                   63,918                   64,690
                                                              -----------------         ----------------
   Total liabilities                                                    702,542                  765,083

Minority interest                                                       432,802                  419,193

Partners' capital                                                    26,230,361               26,236,203
                                                              -----------------         ----------------

                                                                    $27,365,705              $27,420,479
                                                              =================         ================



                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                         Year Ended December 31,
                                                 1998             1997              1996
                                          --------------       ----------       -----------
Revenues:
 Rental income from operating leases          $2,447,938       $2,323,256        $1,054,534
 Earned income from direct financing
   leases                                        365,504          319,487           130,745
 Interest                                         51,240           69,779           244,406
 Other income                                      3,403            1,128             9,984
                                          --------------       ----------       -----------
                                               2,868,085        2,713,650         1,439,669
                                          --------------       ----------       -----------
Expenses:
 General operating and administrative            110,537          128,168           144,728
 Professional services                            19,504           21,877            14,326
 Management fee to related party                  26,690           25,377            10,482
 State and other taxes                            11,811            6,443                --
 Depreciation and amortization                   369,209          387,292           179,208
 Transaction costs                                14,139               --                --
                                          --------------       ----------       -----------
                                                 551,890          569,157           348,744
                                          --------------       ----------       -----------

Income Before Minority Interest in Income
 of Consolidated Joint Venture and
 Equity in Earnings of Unconsolidated
 Joint Ventures                                2,316,195        2,144,493         1,090,925

Minority Interest in Income of Consolidated
 Joint Venture                                   (62,632)         (41,854)               --

Equity in Earnings of Unconsolidated Joint
 Ventures                                        140,595          100,918             4,834
                                          --------------       ----------       -----------

Net Income                                    $2,394,158       $2,203,557        $1,095,759
                                          ==============       ==========       ===========

Allocation of Net Income:
 General partners                             $      (59)      $     (839)       $     (709)
 Limited partners                              2,394,217        2,204,396         1,096,468
                                          --------------       ----------       -----------

                                              $2,394,158       $2,203,557        $1,095,759
                                          ==============       ==========       ===========

Net Income Per Limited Partner Unit           $     0.80       $     0.73       $      0.52
                                          ==============       ==========       ===========

Weighted Average Number of
 Limited Partner Units Outstanding             3,000,000        3,000,000         2,121,253
                                          ==============       ==========       ===========


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


                                                General Partners                   Limited Partners
                                      ----------------------------------  ----------------------------------
                                                           Accumulated
                                        Contributions        Earnings      Contributions    Distributions
                                      -----------------    -----------    --------------    -------------

Balance, December 31, 1995                       $1,000       $    (3)       $ 5,696,921      $   (28,275)

 Contributions from limited partners                 --             --        24,303,079               --
 Distributions to limited partners
   ($0.55 per limited partner unit)                  --             --                --       (1,166,689)
 Syndication costs                                   --             --                --               --
 Net income                                          --           (709)               --               --
                                      -----------------    -----------    --------------    -------------

Balance, December 31, 1996                        1,000           (712)       30,000,000       (1,194,964)

 Distributions to limited partners
   ($0.76 per limited partner unit)                  --             --                --       (2,287,500)
 Net income                                          --           (839)               --               --
                                      -----------------    -----------    --------------    -------------

Balance, December 31, 1997                        1,000         (1,551)       30,000,000       (3,482,464)

 Distributions to limited partners
   ($0.80 per limited partner unit)                  --             --                --       (2,400,000)
 Net income                                          --            (59)               --               --
                                      -----------------    -----------    --------------    -------------

Balance, December 31, 1998                       $1,000       $(1,610)       $30,000,000      $(5,882,464)
                                      =================    ===========    ==============    =============

                                               Limited Partners
                                         ---------------------------
                                         Accumulated     Syndication
                                          Earnings          Costs              Total
                                         -----------    ------------       ------------

Balance, December 31, 1995                $    8,354     $(1,035,764)       $ 4,642,233

 Contributions from limited partners              --              --         24,303,079
 Distributions to limited partners
   ($0.55 per limited partner unit)               --              --         (1,166,689)
 Syndication costs                                --      (2,554,236)        (2,554,236)
 Net income                                1,096,468              --          1,095,759
                                         -----------    ------------       ------------

Balance, December 31, 1996                 1,104,822      (3,590,000)        26,320,146

 Distributions to limited partners
   ($0.76 per limited partner unit)               --              --         (2,287,500)
 Net income                                2,204,396              --          2,203,557
                                         -----------    ------------       ------------

Balance, December 31, 1997                 3,309,218      (3,590,000)        26,236,203

 Distributions to limited partners
   ($0.80 per limited partner unit)               --              --         (2,400,000)
 Net income                                2,394,217              --          2,394,158
                                         -----------    ------------       ------------

Balance, December 31, 1998                $5,703,435     $(3,590,000)       $26,230,361
                                         ===========    ============       ============



                See accompanying notes to financial statements.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                         Year Ended December 31,
                                                                1998              1997              1996
                                                        ---------------       -----------       ------------
Increase (Decrease) in Cash and Cash
 Equivalents:

        Cash Flows from Operating Activities:
             Cash received from tenants                     $ 2,493,780       $ 2,502,057       $  1,149,196
             Distributions from unconsolidated joint
               ventures                                         145,839           106,346              4,985
             Cash paid for expenses                            (169,940)         (183,068)          (165,639)
             Interest received                                   51,240            69,779            244,406
                                                        ---------------       -----------       ------------
               Net cash provided by operating activities      2,520,919         2,495,114          1,232,948
                                                        ---------------       -----------       ------------

           Cash Flows from Investing Activities:
             Additions to land and buildings on
              operating                                              --        (1,740,491)       (19,735,346)
               leases
             Reimbursements of construction costs from
               developer                                        306,100                --                 --
             Investment in direct financing leases                   --        (1,130,497)        (1,784,925)
             Investment in joint ventures                      (124,452)       (1,135,681)          (201,501)
             Other                                                   --                --                410
                                                        ---------------       -----------       ------------
               Net cash provided by (used in) investing
                 activities                                     181,648        (4,006,669)       (21,721,362)
                                                        ---------------       -----------       ------------

         Cash Flows From Financing Activities:
           Reimbursement of acquisition and syndication
             costs paid by related parties on behalf of
             the Partnership                                         --           (25,444)          (326,483)
           Contributions from limited partners                       --                --         24,303,079
           Contributions from holder of minority                     --           278,170            140,676
            interest
           Distributions to limited partners                 (2,400,000)       (2,177,584)          (703,681)
           Distributions to holder of minority interest         (49,023)          (41,507)                --
           Payment of syndication costs                              --                --         (2,407,317)
                                                        ---------------       -----------       ------------
               Net cash provided by (used in) financing
                 activities                                  (2,449,023)       (1,966,365)        21,006,274
                                                        ---------------       -----------       ------------

        Net Increase (Decrease) in Cash and Cash                253,544        (3,477,920)           517,860
         Equivalents

        Cash and Cash Equivalents at Beginning of Year        1,238,799         4,716,719          4,198,859
                                                        ---------------       -----------       ------------

        Cash and Cash Equivalents at End of Year            $ 1,492,343       $ 1,238,799       $  4,716,719
                                                        ===============       ===========       ============

                See accompanying notes to financial statements.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                             Year Ended December 31,
                                                   1998                1997              1996
                                             ---------------       -----------       -----------
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:

   Net income                                     $2,394,158        $2,203,557        $1,095,759
                                             ---------------       -----------       -----------
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Depreciation                                  358,063           376,973           176,995
       Amortization                                   11,146            10,319             2,213
       Minority interest in income of
         consolidated joint venture                   62,632            41,854                --
       Equity in earnings of unconsolidated
         joint ventures, net of distributions          5,244             5,428               151
       Decrease (increase) in receivables            (33,350)           39,518           (40,131)
       Increase in prepaid expenses                     (510)               --                --
       Decrease in net investment in direct
         financing leases                             34,640            30,454            16,345
       Increase in accrued rental income            (287,397)         (293,699)         (167,216)
       Increase (decrease) in accounts
         payable and accrued expenses                    676               (63)            2,985
       Increase (decrease) in due to related
         parties, excluding acquisition
         and syndication costs paid on
         behalf of the Partnership                    11,573               (97)            2,596
       Decrease (increase) in rents paid in
         advance                                     (35,184)            2,993            52,769
       Increase (decrease) in deferred
         rental income                                  (772)           77,877            90,482
                                             ---------------       -----------       -----------
          Total adjustments                          126,761           291,557           137,189
                                             ---------------       -----------       -----------

Net Cash Provided by Operating Activities         $2,520,919        $2,495,114        $1,232,948
                                             ===============       ===========       ===========

                See accompanying notes to financial statements.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                         Year Ended December 31,
                                                   1998           1997           1996
                                             -------------      ---------      ---------
Supplemental Schedule of Non-Cash Investing
and Financing Activities:

Related parties paid certain acquisition
and syndication costs on behalf of
the Partnership as follows:
       Acquisition costs                          $     --       $ 11,262       $ 69,836
       Syndication costs                                --             --        231,885
                                             -------------      ---------      ---------

                                                  $     --       $ 11,262       $301,721
                                             =============      =========      =========

   Land and building under operating lease
     exchanged for land and building under
     operating lease                              $899,654       $     --       $     --
                                             =============      =========      =========

   Distributions declared and unpaid at
     December 31                                  $600,000       $600,000       $490,084
                                             =============      =========      =========


                See accompanying notes to financial statements.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund XVII, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains. Under the terms of a registration statement filed with the Securities and Exchange Commission, the Partnership was authorized to sell a maximum of 3,000,000 units ($30,000,000) of limited partnership interest. A total of 3,000,000 units ($30,000,000) of limited partnership interest were sold.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership accounts for its 80 percent
     ----------------------------
     interest in CNL/GC El Cajon Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, certificates of deposit and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Organization Costs - Organization costs are being amortized over five years
     ------------------
     using the straight-line method. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The Statement, which is effective for fiscal years beginning after December 15, 1998, requires that an entity expense the costs of start-up activities and organization costs as they are incurred. The Partnership will adopt this statement in 1999. The general partners believe that adoption of this statement will not have a material effect on the Partnership's financial position or results of operations.

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

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

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Weighted Average Number of Limited Partner Units Outstanding - Net income
     ------------------------------------------------------------
     and distributions per limited partner unit are calculated based upon the weighted average number of units of limited partnership interest outstanding during the period the Partnership was operational.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounted principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

     Reclassification - Certain items in the prior years' financial statements
     ----------------
     have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

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

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                1998                   1997
                                         ---------------        ---------------

        Land                                 $10,359,513            $10,357,191
        Buildings                             11,164,432             11,525,646
                                         ---------------        ---------------
                                              21,523,945             21,882,837
        Less accumulated depreciation           (875,817)              (553,968)


                                             $20,648,128            $21,328,869
                                         ===============        ===============


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

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                 1999              $ 2,140,644
                 2000                2,153,281
                 2001                2,246,506
                 2002                2,303,258
                 2003                2,316,816
                 Thereafter         27,421,272
                                  ---------------

                                   $38,581,777
                                  ===============

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:


                                                      1998            1997
                                                  ------------   ------------

        Minimum lease payments
         receivable                               $ 7,145,730     $ 7,636,851
        Estimated residual values                     765,563         775,896
        Less unearned income                       (4,930,482)     (5,355,964)
                                                  -------------   -----------
         Net investment in direct
           financing leases                       $ 2,980,811     $ 3,056,783
                                                  =============   ===========

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:


                 1999              $  407,310
                 2000                 407,310
                 2001                 407,310
                 2002                 407,310
                 2003                 407,310
                 Thereafter         5,109,180
                                  --------------

                                   $7,145,730
                                  ==============


     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.   Investment in Joint Ventures:
     ----------------------------

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

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

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


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     The Partnership recognized income totalling $140,595, $100,918, and $4,834 for the years ended December 31, 1998, 1997, and 1996 from these joint ventures and the properties held as tenants-in-common with affiliates.

6.   Syndication Costs:
     -----------------

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

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


7.   Allocations and Distributions:
     -----------------------------

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

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


7.   Allocations and Distributions - Continued:
     -----------------------------------------

     During the years ended December 31, 1998, 1997, and 1996, the Partnership declared distributions to the limited partners of $2,400,000, $2,287,500, and $1,166,689, respectively. No distributions have been made to the general partners to date.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                              1998             1997              1996
                                                       --------------    -------------    --------------
Net income for financial reporting purposes                $2,394,158       $2,203,557        $1,095,759

Depreciation for financial reporting purposes
 in excess of (less than) depreciation for
 tax reporting purposes                                        (1,069)          25,005            13,226

Direct financing leases recorded as operating
 leases for tax reporting purposes                             34,640           30,454            16,345

Equity in earnings of unconsolidated joint
 ventures for financial reporting purposes in
 excess of equity in earnings of
 unconsolidated joint ventures for tax
 reporting purposes                                           (13,489)          (3,650)             (479)

Minority interest in timing differences of
 consolidated joint venture                                    23,280              217                --

Capitalization of transaction costs for tax
 reporting purposes                                            14,139               --                --

Capitalization of administrative expenses for
 tax reporting purposes                                            --            1,557            11,940

Amortization for tax reporting purposes (in
 excess of) less than amortization for
 financial reporting purposes                                   1,539            1,667            (2,025)

Accrued rental income                                        (287,397)        (293,699)         (167,216)

Deferred rental income                                         (9,208)          80,635            90,482

Rents paid in advance                                         (35,184)           2,993            52,769

Allowance for doubtful accounts                               (13,050)           9,865             4,163

Other                                                           5,680               --                --
                                                       --------------       ----------       -----------

Net income for federal income tax purposes                 $2,114,039       $2,058,601        $1,114,964
                                                       ==============       ==========       ===========

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Related Party Transactions:
     --------------------------

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

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Related Party Transactions - Continued:
     --------------------------------------

     During the years ended December 31, 1998, 1997, and 1996, Affiliates provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. The expenses incurred for these services were classified as follows:


                                      1998          1997          1996
                                ------------      --------      ---------

Syndication costs                    $    --       $    --       $177,683
General operating and
 administrative expenses              91,124        90,700         96,729
                                     $91,124       $90,700       $274,412
                                ============      ========      =========


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

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

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

                                                 1998        1997        1996
                                           ------------------------------------

        Golden Corral Corporation            $461,527    $467,275    $286,307
        DenAmerica Corp.                      432,423     427,800     250,535
        National Restaurant
         Enterprises, Inc.                    421,988     376,461     197,882
        Foodmaker, Inc.                       349,514     326,007         N/A
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

                                                1998        1997        1996
                                          ------------------------------------

        Golden Corral Family
         Steakhouse Restaurants             $777,565    $680,316    $286,307
        Burger King                          459,036     410,876     197,882
        Jack in the Box                      349,514     326,007         N/A
        Boston Market                        309,576     299,744         N/A
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

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

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

11.  Subsequent Events:
     -----------------

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

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,014,377 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $29,681,344 as of December 31, 1998.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


11.  Subsequent Events - Continued:
     -----------------------------

     The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1999.

                                         CNL INCOME FUND XVII, LTD.

                                         By:  CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              --------------------
                                              ROBERT A. BOURNE, President


                                         By:  ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              --------------------
                                              ROBERT A. BOURNE


                                         By:  JAMES M. SENEFF, JR.
                                              General Partner


                                              /s/ James M. Seneff, Jr.
                                              ------------------------
                                              JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                  Title                 Date
     ---------                                  -----                 ----

/s/ Robert A. Bourne                Vice President, Secretary,  October 28, 1999
--------------------------------    Treasurer and Director
Robert A. Bourne                    (Principal Financial and
                                    Accounting Officer)

/s/ James M. Seneff, Jr.            President and Director      October 28, 1999
--------------------------------    (Principal Executive
James M. Seneff, Jr.                Officer)