Form 10-Q
period 1999-09-30
CNL INCOME FUND XVII LTD
filed 1999-11-12
CIK 943718

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended            September 30, 1999
                              --------------------------------------------------

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934



For the transition period from _______________________ to ______________________


                             Commission file number
                                     0-22485
                     ---------------------------------------


                           CNL Income Fund XVII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                       59-3295393
----------------------------------        --------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)


450 South Orange Avenue
Orlando, Florida                                          32801
----------------------------------        --------------------------------------
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
                                          --------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

                                    CONTENTS


Part I                                                                      Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                     1

                  Condensed Statements of Income                               2

                  Condensed Statements of Partners' Capital                    3

                  Condensed Statements of Cash Flows                           4

                  Notes to Condensed Financial Statements                    5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9-17

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                 17

Part II

   Other Information                                                       18-21

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                            September 30,           December 31,
                                                                                 1999                   1998
                                                                          -------------------    -------------------
                      ASSETS
                      ------
   Land and buildings on operating leases, less
       accumulated depreciation of $1,154,928 and
       $875,817 in 1999 and 1998, respectively                                  $ 20,369,017           $ 20,648,128
   Net investment in direct financing leases                                       2,951,548              2,980,811
   Investment in joint ventures                                                    1,962,614              1,443,064
   Cash and cash equivalents                                                       1,088,308              1,492,343
   Receivables, less allowance for doubtful accounts
       of $12,522 and $1,283 in 1999 and 1998,
       respectively                                                                   31,524                 30,463
   Due from related parties                                                           15,804                  3,500
   Organization costs, less accumulated amortization
       of $10,000 and $6,309 in 1999 and 1998,
       respectively                                                                       --                  3,691
   Accrued rental income                                                             649,550                644,643
   Other assets                                                                      118,168                119,062
                                                                          -------------------    -------------------

                                                                                $ 27,186,533           $ 27,365,705
                                                                          ===================    ===================

            LIABILITIES AND PARTNERS' CAPITAL
            ---------------------------------

   Accounts payable                                                             $     10,585           $      3,598
   Accrued real estate taxes payable                                                   6,828                     --
   Distributions payable                                                             600,000                600,000
   Due to related parties                                                              7,999                 14,448
   Rents paid in advance and security deposits                                       138,126                 20,578
   Deferred rental income                                                             87,287                 63,918
                                                                          -------------------    -------------------
       Total liabilities                                                             850,825                702,542

   Commitments and Contingencies (Note 6)

   Minority interest                                                                 410,811                432,802

   Partners' capital                                                              25,924,897             26,230,361
                                                                          -------------------    -------------------

                                                                                $ 27,186,533           $ 27,365,705
                                                                          ===================    ===================

            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                               Quarter Ended                    Nine Months Ended
                                                               September 30,                      September 30,
                                                          1999              1998             1999              1998
                                                      ------------      ------------      -----------      ------------
Revenues:
    Rental income from operating leases                  $ 547,665         $ 604,073      $ 1,712,372       $ 1,832,554
    Adjustments to accrued rental income                  (161,610)               --         (221,253)               --
    Earned income from direct financing leases              91,757            93,834          275,450           282,256
    Interest and other income                               10,307            11,128           51,481            36,667
                                                      ------------      ------------      -----------      ------------
                                                           488,119           709,035        1,818,050         2,151,477
                                                      ------------      ------------      -----------      ------------

Expenses:
    General operating and administrative                    31,331            29,293           90,720            86,909
    Professional services                                    8,096             4,393           19,275            15,022
    Real estate taxes                                        6,828            20,645           11,689            20,645
    Management fees to related party                         6,226             6,604           19,205            19,966
    State and other taxes                                       --                 7           12,734            11,811
    Depreciation and amortization                           95,324            96,125          289,661           273,084
                                                      ------------      ------------      -----------      ------------
                                                           147,805           157,067          443,284           427,437
                                                      ------------      ------------      -----------      ------------

Income Before Minority Interest in (Income)
    Losses of Consolidated Joint Venture and
    Equity in Earnings of Unconsolidated Joint
    Ventures                                               340,314           551,968        1,374,766         1,724,040

Minority Interest in (Income) Losses  of
    Consolidated  Joint Venture                             16,464           (15,703)         (14,972)          (46,922)

Equity in Earnings of Unconsolidated Joint
    Ventures                                                47,058            35,536          134,742           105,321
                                                      ------------      ------------      -----------      ------------

Net Income                                               $ 403,836         $ 571,801      $ 1,494,536        $1,782,439
                                                      ============      ============      ===========      ============

Allocation of Net Income (Loss):
    General partners                                     $  (1,803)        $    (282)      $   (2,896)        $    (176)
    Limited partners                                       405,639           572,083        1,497,432         1,782,615
                                                      ------------      ------------      -----------      ------------

                                                         $ 403,836         $ 571,801      $ 1,494,536        $1,782,439
                                                      ============      ============      ===========      ============

Net Income Per Limited Partner Unit                       $   0.14          $   0.19         $   0.50          $   0.59
                                                      ============      ============      ===========      ============

Weighted Average Number of Limited Partner
    Units Outstanding                                    3,000,000         3,000,000        3,000,000         3,000,000
                                                      ============      ============      ===========      ============

            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                  Nine Months Ended                Year Ended
                                                                    September 30,                 December 31,
                                                                         1999                         1998
                                                               -----------------------        -------------------
General partners:
    Beginning balance                                            $               (610)          $           (551)
    Net loss                                                                   (2,896)                       (59)
                                                               -----------------------        -------------------
                                                                               (3,506)                      (610)
                                                               -----------------------        -------------------

Limited partners:
    Beginning balance                                                      26,230,971                 26,236,754
    Net income                                                              1,497,432                  2,394,217
    Distributions ($0.60 and $0.80 per
       limited partner unit, respectively)                                 (1,800,000)                (2,400,000)
                                                               -----------------------        -------------------
                                                                           25,928,403                 26,230,971
                                                               -----------------------        -------------------

Total partners' capital                                          $         25,924,897           $     26,230,361
                                                               =======================        ===================

            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                 1999               1998
                                                                          ---------------      --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $1,960,792          $1,881,998
                                                                          ---------------      --------------

    Cash Flows from Investing Activities:
         Additions to land and buildings on operating
              leases                                                                   --             306,100
       Investment in joint ventures                                              (527,864)           (127,807)
                                                                          ---------------      --------------
              Net cash provided by (used in) investing
                  activities                                                     (527,864)            178,293
                                                                          ---------------      --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,800,000)         (1,800,000)
       Distributions to holder of minority interest                               (36,963)            (36,663)
                                                                          ---------------      --------------
              Net cash used in financing activities                            (1,836,963)         (1,836,663)
                                                                          ---------------      --------------

Net Increase (Decrease) in Cash and Cash Equivalents                             (404,035)            223,628

Cash and Cash Equivalents at Beginning of Period                                1,492,343           1,238,799
                                                                          ---------------      --------------

Cash and Cash Equivalents at End of Period                                     $1,088,308          $1,462,427
                                                                          ===============      ==============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Land and building under operating lease
          exchanged for land and building under
          operating lease                                                          $   --           $ 899,654
                                                                          ===============      ==============

       Distributions declared and unpaid at end of
          period                                                                $ 600,000           $ 600,000
                                                                          ===============      ==============

            See accompanying notes to condensed financial statements.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


1.   Basis of Presentation:
     ----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
          Quarters and Nine Months Ended September 30, 1999 and 1998


2.   Investment in Joint Ventures:
     -----------------------------

     In January 1999, the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund X, Ltd., a Florida limited partnership and affiliate of the general partners, to own and lease one restaurant property. The Partnership contributed approximately $359,500 to the joint venture. As of September 30, 1999, the Partnership owned a 30.94% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

     In addition, in January 1999, the Partnership invested in a property in Zephyrhills, Florida as tenants-in-common with CNL Income Fund IV, Ltd., an affiliate of the general partners. As of September 30, 1999, the Partnership contributed approximately $168,400 for a 24 percent interest in the property. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

     The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:

                                                                    September 30,              December 31,
                                                                        1999                       1998
                                                                 --------------------      ---------------------
               Land and buildings on operating
                   leases, less accumulated
                   depreciation                                         $  5,389,272               $  4,412,584
               Net investment in direct
                   financing lease                                           804,976                         --
               Cash                                                           16,222                      2,352
               Other assets                                                      461                         87
               Accrued rental income                                         194,579                    134,121
               Liabilities                                                    25,808                     11,918
               Partners' capital                                           6,379,702                  4,537,226
               Revenues                                                      540,519                    554,934
               Net income                                                    455,096                    458,588


     The Partnership recognized income totalling $134,742 and $105,321 for the nine months ended September 30, 1999 and 1998, respectively, from these joint ventures, $47,058 and $35,536 of which were earned during the quarters ended September 30, 1999 and 1998, respectively.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
          Quarters and Nine Months Ended September 30, 1999 and 1998


3.   Merger Transaction:
     -------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). Subsequent to entering into the Merger agreement, the general partners received a number of comments from brokers who sold the Partnership's units concerning the loss of passive income treatment in the event the Partnership merged with APF. On June 3, 1999, the general partners, on behalf of the Partnership, and APF agreed that it would be in the best interests of the Partnership and APF that APF not attempt to acquire the Partnership in the acquisition. Therefore on June 4, 1999, APF entered into a termination agreement with the general partners of the Partnership.

4.   Concentration of Credit Risk:
     -----------------------------

     The following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of total rental and earned income from joint ventures and properties held as tenants-in-common) during each of the nine month periods ended September 30:

                                                                         1999                    1998
                                                                  --------------------    -------------------
                                                                       B
                  Golden Corral Family Steakhouse
                      Restaurants                                          $  399,607             $  576,204
                  Burger King                                                 371,642                356,413
                  Jack in the Box                                             262,118                248,054
                  Arby's                                                      212,798                    N/A
                  Boston Market                                                   N/A                232,326

     The information denoted by N/A indicates that for each period presented, the chains did not represent more than ten percent of the Partnership's total rental and earned income.

     Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                          CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
          Quarters and Nine Months Ended September 30, 1999 and 1998


5.   Related Party Transactions:
     ---------------------------

     On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the management agreement between the Partnership and CFA remain unchanged and in effect.

6.   Commitments and Contingencies:
     ------------------------------

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II Item 1. Legal Proceedings.

     In September 1999, the Partnership's consolidated joint venture, CNL/GC EL Cajon Joint Venture, entered into an agreement with a third party to sell its property in El Cajon, California. During the quarter and nine months ended September 30, 1999, the Partnership reserved approximately $161,600 for financial reporting purposes, relating to the property in El Cajon, California. This reserve represented the difference between (i) the property's carrying value plus the additional rental income (accrued rental income) recognized since inception of the lease relating to the straight-lining of future scheduled rent increases for this property in accordance with generally accepted accounting principles and (ii) the estimated net sales proceeds from the sale of the property based on the purchase and pending sales contract with a third party. The Partnership reserved the non-recoverable portion of the accrued rental income as a result of the anticipated sale. The loss provision represents the difference between the carrying value of the property at September 30, 1999 and the estimated net sales proceeds from the sale of the property based on the purchase and a pending sales contract with a third party. As of November 5, 1999, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1999, the Partnership owned 30 Properties, which included interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common.

Capital Resources
-----------------

     The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,960,792 and $1,881,998 for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash from operations for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was primarily a result of changes in the Partnership's working capital.

     Other sources and uses of capital included the following during the nine months ended September 30, 1999.

     In January 1999, the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund X, Ltd., an affiliate of the general partners, to own and lease one restaurant property. The Partnership contributed approximately $359,500 to the joint venture. As of September 30, 1999, the Partnership owned a 30.94% interest in the profits and losses of the joint venture.

     In addition, in January 1999, the Partnership invested in a property in Zephyrhills, Florida as tenants-in-common with CNL Income Fund IV, Ltd., an affiliate of the general partners. As of September 30, 1999, the Partnership had contributed approximately $168,400 for a 24 percent interest in the Property.

     Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposits at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1999, the Partnership had $1,088,308 invested in such short-term investments, as compared to $1,492,343 at December 31, 1998. The decrease in short-term investments at September 30, 1999 was primarily due to the fact that in January 1999 the Partnership invested in a joint venture arrangement, Ocean Shores Joint Venture, and in a Property in Zephyrhills, Florida, as tenants-in-common, with an affiliate of the general partners, as described above. The funds remaining at September 30, 1999, after payment of distributions and other liabilities, will be used meet the Partnership's working capital and other needs.

Short-Term Liquidity
--------------------

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

     The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $1,800,000 for each of the nine months ended September 30, 1999 and 1998 ($600,000 for each of the quarters ended September 30, 1999 and 1998). This represents distributions for each of the nine months ended September 30, 1999 and 1998 of $0.60 per unit ($0.20 per unit for each of the quarters ended September 30, 1999 and 1998). No distributions were made to the general partners for the quarter and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

     Total liabilities of the Partnership, including distributions payable, increased to $850,825 at September 30, 1999, from $702,542 at December 31, 1998, partially as a result of an increase in rents paid in advance at September 30, 1999, as compared to December 31, 1998, and partially as a result of the Partnership receiving and holding approximately $84,500 in a security deposit at September 30, 1999, relating to one of the three Boston Market Properties which was not rejected in conjunction with the tenant filing for bankruptcy as described below in "Results of Operations." The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity
-------------------

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

     During the nine months ended September 30, 1999 and 1998, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, owned and leased 23 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection with the Properties, during the nine months ended September 30, 1999 and 1998, the Partnership earned $1,766,569 and $2,114,810, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $477,812 and $697,907 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The decrease in rental and earned income during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was partially attributable to a decrease in rental income due from the tenants of the Properties in Aiken, South Carolina and Weatherford, Texas, as a result of receiving reimbursements of construction costs from the developer during the nine months ended September 30, 1998, which reduced the cost of the Property on which rental income is computed.

     During 1998, the tenant of three Boston Market Properties filed for bankruptcy, but continued making rental payments on the Properties. In April 1999, the tenant rejected, vacated and ceased making rental payments on two of the three leases resulting in a decrease in rental and earned income of approximately $48,600 and $87,200 during the quarter and nine months ended September 30, 1999, respectively. In addition, the Partnership wrote off approximately $59,700 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the terms of the leases in accordance with generally accepted accounting principles) relating to the two rejected leases during the nine months ended September 30, 1999. The Partnership will not recognize rental and earned income from these two Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from the sale are reinvested in additional Properties. While the tenant has not rejected or affirmed the remaining lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues resulting from the rejection of the two leases and the possible rejection of the third lease could have an adverse effect of the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner.

     In addition, the decrease in rental and earned income during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was partially attributable to the fact that during the quarter and nine months ended September 30, 1999, the Partnership's consolidated joint venture, CNL/GC EL Cajon Joint Venture, reserved approximately $161,600 in accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the term of the lease in accordance with generally accepted accounting principles). The reserve represented the difference between the carrying value of the Property plus the additional rental income (accrued rental income) at September 30, 1999, and the estimated net sales proceeds from the sale of the Property based on a pending sales contract with a third party. The Property had not been sold as of November 5, 1999.

     During the nine months ended September 30, 1999 and 1998, the Partnership also earned $51,481 and $36,667, respectively, in interest and other income, $10,307 and $11,128 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The increase in interest and other income for the nine months ended September 30, 1999 was primarily due to the fact that the Partnership reversed $13,399 in transaction costs during the nine months ended September 30, 1999. These represented amounts that had previously been expensed related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below. The general partners and APF agreed that it would be in the best interest of the Partnership that it not be acquired in the acquisition due to the limited partners' loss of passive income in the acquisition, as described below. As a result, the general partners have agreed to reimburse the Partnership for these costs.

     During the quarter and nine months ended September 30, 1998, the Partnership owned and leased three Properties with affiliates as tenants-in-common and two Properties indirectly through joint venture arrangements, and during the quarter and nine months ended September 30, 1999, the Partnership owned and leased four Properties with affiliates as tenants-in-common and three Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $134,742 and $105,321, respectively, $47,058 and $35,536 of which were earned during the quarters ended September 30, 1999 and 1998, respectively. The increase was primarily due to the fact that the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund X, Ltd., an affiliate of the general partners, and invested in a Property in Zephyrhills, Florida, as tenants-in-common with CNL Income Fund IV, Ltd., an affiliate of the general partners, in January 1999.

     During at least one of the nine months ended September 30, 1999 and 1998, five restaurant chains, Golden Corral, Burger King, Jack in the Box, Arby's and Boston Market each accounted for more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of total rental and earned income from joint ventures and properties held as tenants-in-common). It is anticipated that Golden Corral, Burger King, Jack in the Box and Arby's will each continue to contribute more than ten percent of the Partnership's total rental and earned income to which the Partnership is entitled under the terms of the leases during the remainder of 1999. Any failure of these restaurant chains could materially adversely affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     Operating expenses, including depreciation and amortization expense, were $443,284 and $427,437 for the nine months ended September 30, 1999 and 1998, respectively, of which $147,805 and $157,067 were incurred for the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was partially due to the fact that depreciation expense was lower during the nine months ended September 30, 1998, as a result of a cumulative adjustment to depreciation expense relating to the reimbursement from the developer of construction costs relating to the Properties in Aiken, South Carolina and Weatherford, Texas, as described above, which reduced the depreciable base of each Property.

     Additionally, the increase during the nine months ended September 30, 1999, was partially attributable to, and the decrease during the quarter was partially offset by, an increase in insurance and legal fees incurred in connection with the fact that the tenant of two Boston Market Properties who had filed for bankruptcy, rejected the leases and ceased making rental payments relating to these two Properties as described above. The Partnership will continue to incur certain expenses such as real estate taxes, insurance and maintenance relating to these Properties until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties.

Merger Transaction
------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). Subsequent to entering into the Merger agreement, the general partners received a number of comments from brokers who sold the Partnership's units concerning the loss of passive income treatment in the event the Partnership merged with APF. On June 3, 1999, the general partners, on behalf of the Partnership, and APF agreed that it would be in the best interests of the Partnership and APF that APF not attempt to acquire the Partnership in the acquisition. Notwithstanding this agreement, representatives of APF stated that they may attempt, depending on market conditions, seek to acquire the Partnership after APF was listed on the New York Stock Exchange. Therefore on June 4, 1999, APF entered into a termination agreement with the general partners of the Partnership.

On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

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

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

     As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 50 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The general partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the general partners and their affiliates before the year 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.
        -----------------

        On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                            -----------------------------------
        Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret
        ---------------------------------------------------------------------
        Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne,
        -----------------------------------------------------------------------
        CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No.
        ---------------------------------------------------------------
        CIO-99-0003561.

        On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of
                          ----------------------------------------------------
        persons similarly situated, v. CNL American Properties Fund, Inc., James
        ------------------------------------------------------------------------
        M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund
        ------------------------------------------------------------------
        Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL
        ------------------------------------------------------------------------
        Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in
        ---------------------------------------------
        the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

        On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                                      -----------------------
        Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in
        ----------------------------
        these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2. Changes in Securities. Inapplicable.
        -----------------------------------

Item 3. Default upon Senior Securities. Inapplicable.
        ------------------------------

Item 4. Submission of Matters to a Vote of Security Holders. Inapplicable.
        ---------------------------------------------------

Item 5. Other Information. Inapplicable.
        -----------------

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

        (a)  Exhibits

            **2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329.)

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

          **10.14 Termination Agreement by and between CNL Income Fund XVII, Ltd. and CNL American Properties Fund, Inc. ("APF") dated June 4, 1999 (incorporated by reference hereby to Exhibit
                   10.54 of Amendment No. 1 to APF's Registration Statement on Form S-4, File No. 333-74329 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

               27  Financial Data Schedule (Filed herewith.)

**previously filed

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 10th day of November, 1999


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