Form 10-K405
period 1999-12-31
CNL INCOME FUND XVII LTD
filed 2000-03-30
CIK 943718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                         Commission file number 0-22485

                           CNL INCOME FUND XVII, LTD.
             (Exact name of registrant as specified in its charter)

          Florida                                       59-329393
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                             450 South Orange Avenue
                           Orlando, Florida 32801-3336
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (407) 540-2000

          Securities registered pursuant to Section 12 (b) of the Act:

       Title of each class:       Name of exchange on which registered:
            None                              Not Applicable

           Securities registered pursuant to section 12(g) of the Act:

              Units of limited partnership interest ($10 per Unit)
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [x]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 30,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $10 per Unit.

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,400,000 and were used as of December 31, 1998, to acquire 29 Properties, pay acquisition fees totalling $1,350,000 and to establish a working capital reserve for Partnership purposes. The 29 Properties include four Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the General Partners as tenants-in-common. During 1998, the Partnership received $306,100 in a reimbursement from the developer of the Properties in Aiken, South Carolina and Weatherford, Texas, upon final reconciliation of total construction costs. During 1999, the Partnership invested these amounts, along with other net offering proceeds, in a Property in Zephyrhills, Florida, with an affiliate as tenants-in-common, and entered into a joint venture arrangement, Ocean Shores Joint Venture, with an affiliate of the General Partners to purchase and hold one Property in Ocean Shores, Washington, indirectly through a joint venture in which the Partnership is a co-venturer. In addition, during 1999, CNL/GC El Cajon Joint Venture, in which the Partnership owns an 80 percent interest, sold its Property to the tenant and the Partnership received a return of capital from the net sales proceeds. In January 2000, the Partnership reinvested the majority of the net sales proceeds received from El Cajon Joint Venture in a Property in Wilmette, Illinois. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Subsequent to entering into the Merger agreement, the General Partners received a number of comments from brokers who sold the Partnership's units concerning the loss of passive income treatment in the event the Partnership merged with APF. On June 3, 1999, the General Partners, on behalf of the Partnership, and APF agreed that it would be in the best interests of the Partnership and APF that APF not attempt to acquire the Partnership in the acquisition. Therefore in June 1999, APF entered into a termination agreement with the General Partners of the Partnership.

Leases

     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties provide for initial terms ranging from 13 to 20 years (the average being 17 years) and expire between 2011 and 2019. The majority of the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $52,500 to $229,300. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 22 of the Partnership's 29 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

     The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to the terms of the lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

     During 1998, the tenants of three Boston Market Properties, Boston Chicken, Inc., Bostonwest L.L.C. and BCBM Southwest L.P., filed for bankruptcy. In April 1999, the leases relating to two of these three Properties were rejected and the tenant ceased making rental payments. The Partnership will not recognize rental and earned income from these two Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The Partnership has continued receiving rental payments relating to the lease not rejected. While the tenant has not rejected or affirmed the remaining lease, there can be no assurance that it will not be rejected in the future. The lost revenues resulting from the two leases that were rejected, as described above, and the possible rejection of the remaining lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Properties in a timely manner. The General Partners are currently seeking either new tenants or purchasers for the two Properties.

     In January 1999, the Partnership invested in an Arby's Property in Zephyrhills, Florida, as tenants-in-common with an affiliate of the General Partners. In addition, in January 1999, the Partnership entered into a joint venture, Ocean Shores Joint Venture, with an affiliate of the General Partners, to purchase and hold one Property indirectly. The lease terms for these Properties are substantially the same as the Partnership's other leases as described above in the first three paragraphs of this section.

     In January 2000, the Partnership reinvested the majority of the net sales proceeds received from the sale of the Property owned and leased by CNL/GC El Cajon Joint Venture (as described above), in a Property located in Wilmette, Illinois. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

Major Tenants

     During 1999, four lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, National Restaurant Enterprises, Inc., Phoenix Restaurant Group, Inc., and Jack in the Box Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture, the Partnership's share of rental income from three Properties owned by unconsolidated joint ventures and four Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, each of Golden Corral Corporation and National Restaurant Enterprises, Inc. was the lessee under leases relating to three restaurants, and each of Phoenix Restaurant Group, Inc. and Jack in the Box, Inc. was the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, these four lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants, ("Golden Corral"), Jack in the Box, Burger King and Arby's, each accounted for more than ten percent of the Partnership's total rental income during 1999 (including rental income from the Partnership's consolidated joint venture, the Partnership's share of rental income from three Properties owned by unconsolidated joint ventures and four Properties owned with affiliates of the General Partners as tenants-in-common). In 2000, it is anticipated that each of these four Restaurant Chains will continue to contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could have a material adverse affect on the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 1999, no single lessee or group of affiliated lessees leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

     The Partnership had entered into a joint venture arrangement, CNL/GC El Cajon Joint Venture, with an unaffiliated entity to purchase and hold a Property. During 1999, CNL/GC El Cajon Joint Venture was liquidated upon the sale of the Property held by the joint venture and the distribution of the net sales proceeds to each joint venture partner in accordance with the terms of the joint venture agreement.

     In 1997, the Partnership entered into two joint venture arrangements: CNL Mansfield Joint Venture with CNL Income Fund VII, Ltd., an affiliate of the General Partners, to purchase and hold one Property; and CNL Kingston Joint Venture with CNL Income Fund XIV, Ltd., an affiliate of the General Partners, to purchase and hold one Property. In addition, during 1999, the Partnership entered into Ocean Shores Joint Venture with CNL Income Fund X, Ltd., an affiliate of the General Partners, to purchase and hold one Property. Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership owns a 21 percent interest in CNL Mansfield Joint Venture, a 60.06% interest in CNL Kingston Joint Venture, and a 30.94% interest in Ocean Shores Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the respective joint venture. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.

     Each joint venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either of the joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of either of the joint venturer partner, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

     The Partnership shares management control equally with affiliates of the General Partners for CNL Mansfield Joint Venture, CNL Kingston Joint Venture and Ocean Shores Joint Venture. The joint venture agreements restrict any venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

     Net cash flow from operations of CNL Mansfield Joint Venture, CNL Kingston Joint Venture and Ocean Shores Joint Venture is distributed 21 percent, 60.06% and 30.94% respectively, to the Partnership and the balance is distributed to each other joint venture partner in accordance with its percentage ownership in the respective joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

     In addition to the above joint venture arrangements, the Partnership entered into: an agreement to hold a Property in Fayetteville, North Carolina, as tenants-in-common with CNL Income Fund XVI, Ltd., an affiliate of the General Partners; an agreement to hold a Property in Corpus Christi, Texas, as tenants-in-common, with CNL

Income Fund XI, Ltd., an affiliate of the General Partners; an agreement to hold a Property in Akron, Ohio, as tenants-in-common, with CNL Income Fund XIII, Ltd., an affiliate of the General Partners, and an agreement to hold a Property in Zephyrhills, Florida, as tenants-in-common, with CNL Income Fund IV, Ltd., an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties and net cash flow from the Properties in proportion to each co-tenant's percentage interest. The Partnership owns a 19.56%, 27.42%, 36.91% and 24 percent interest in the Properties in Fayetteville, North Carolina; Corpus Christi, Texas; Akron, Ohio; and Zephryhills, Florida, respectively.

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

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2. Properties

     As of December 31, 1999, the Partnership owned 29 Properties. Of the 29 Properties, 22 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. The Partnership's Property sites range from approximately 15,185 to 91,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 1999.

     State                                     Number of Properties
     -----                                     --------------------
     California                                          4
     Florida                                             3
     Georgia                                             2
     Illinois                                            3
     Indiana                                             2
     Michigan                                            1
     North Carolina                                      1
     Nevada                                              1
     Ohio                                                1
     South Carolina                                      1
     Tennessee                                           3
     Texas                                               6
     Washington                                          1
                                                  -----------------
     TOTAL PROPERTIES                                   29
                                                  =================


     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership ranged from approximately 2,100 to 11,300 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $12,994,373 and $3,893,731, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.

     Restaurant Chain                          Number of Properties
     Arby's                                              4
     Black-eyed Pea                                      1
     Boston Market                                       4
     Burger King                                         5
     Denny's                                             2
     Fazoli's                                            1
     Golden Corral                                       3
     Jack in the Box                                     4
     Mr. Fable's                                         1
     Popeyes                                             1
     Taco Bell                                           1
     Wendy's                                             2
                                                  -----------------
     TOTAL PROPERTIES                                   29
                                                  =================

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

     At December 31, 1999, 1998, 1997, and 1996, the Properties were 93%, 100%,
100%, and 100% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                               1999         1998         1997         1996
                            ----------   ----------   ----------   ----------
Rental Income(1)            $2,667,611   $2,983,830   $2,762,605   $1,190,656
Properties                          29           28           28           24
Average Rent per Property   $   91,987   $  106,565   $   98,664   $   49,611


(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for each year for the next ten years and thereafter.

                                                              Percentage of
  Expiration             Number         Annual Rental         Gross Annual
    Year               of Leases           Revenues           Rental Income
  ----------           ---------        -------------         -------------
     2000                  --           $         --                 --
     2001                  --                     --                 --
     2002                  --                     --                 --
     2003                  --                     --                 --
     2004                  --                     --                 --
     2005                  --                     --                 --
     2006                  --                     --                 --
     2007                  --                     --                 --
     2008                  --                     --                 --
     2009                  --                     --                 --
     Thereafter            27              2,549,548            100.00%
                          ----          -------------           --------
     Total (1)             27           $  2,549,548            100.00%
                          ====          =============           ========

(1)  Excludes two Properties which were vacant at December 31, 1999.

     Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1999 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

     Golden Corral Corporation leases three Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2011) and the average minimum base annual rent is approximately $146,100 (ranging from approximately $107,600 to $190,000).

     National Restaurant Enterprises, Inc. leases three Burger King restaurants. The initial term of each lease is 20 years (expiring between 2016 and 2017) and the average minimum base annual rent is approximately $138,163 (ranging from approximately $123,200 to $153,584).

     Phoenix Restaurant Group, Inc. leases two Denny's restaurants, one Mr. Fable's restaurant and one Black-eyed Pea restaurant. The initial term of each lease is 20 years (expiring between 2015 and 2016) and the average minimum base annual rent is approximately $120,300 (ranging from approximately $98,700 to $153,800).

     Jack in the Box, Inc. leases four Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $93,900 (ranging from approximately $80,100 to $117,900).

Competition

     The fast-food, family-style and casual dining restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Item 3. Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the General Partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the General Partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                       ------------------------------------
Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol
----------------------------------------------------------------------------
Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
----------------------------------------------------------------------------
Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.
----------------------------------------------------

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the General Partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         ----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
----------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
----------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
------------
Circuit of Orange County, Florida, alleging that the General Partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

     On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                              -----------------------
Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these
----------------------------
cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.


                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000, there were 1,611 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 1999, the price paid for any Unit transferred pursuant to the Plan ranged from $9.14 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

     The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998, other than pursuant to the Plan, net of commissions.

                                               1999                                          1998 (1)
                            --------------------------------------------     -----------------------------------------
                               High           Low             Average          High           Low          Average
                            -----------    -----------      ------------     ----------     ---------    -------------
First Quarter                      (2)            (2)               (2)            (2)           (2)              (2)
Second Quarter                     (2)            (2)               (2)          $7.73         $7.73            $7.73
Third Quarter                   $10.00         $10.00            $10.00            (2)           (2)              (2)
Fourth Quarter                     (2)            (2)               (2)            (2)           (2)              (2)

(1) A total of 5,500 and 400 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

     The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

     For each of the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $2,400,000 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared following the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

     Quarter Ended                                    1999                 1998
     -------------                                    ----                 ----
     March 31                                      $600,000             $600,000
     June 30                                        600,000              600,000
     September 30                                   600,000              600,000
     December 31                                    600,000              600,000


     The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.

(b)  Not applicable.

Item 6. Selected Financial Data


                                                                                                               February 10, 1995
                                                                                                                     (date
                                                                                                                 of inception)
                                      Year Ended         Year Ended         Year Ended         Year Ended           through
                                     December 31,       December 31,       December 31,       December 31,       December 31,
                                        1999               1998               1997               1996              1995 (1)
                                     ------------       ------------       ------------       ------------      ---------------
Revenues (2)                         $2,611,294         $2,946,048         $2,772,714         $1,444,503         $   12,153
Net income (3)                        1,839,269          2,394,158          2,203,557          1,095,759              8,351
Cash distributions
    declared                          2,400,000          2,400,000          2,287,500          1,166,689             28,275
Net income per Unit(3)(4)                  0.61               0.80               0.73               0.52               0.02
Cash distributions
    declared per Unit(4)                   0.80               0.80               0.76               0.55               0.08

                                         1999               1998               1997               1996               1995
                                     -----------        -----------        -----------        -----------        -----------
At December 31:
    Total assets                     $26,561,963        $27,365,705        $27,524,148        $28,675,007        $ 4,878,421
    Partners' capital                 25,669,630         26,230,361         26,236,203         26,320,146          4,642,233


(1) Operations did not commence until November 4, 1995, the date following when the Partnership received the minimum offering proceeds of $1,500,000, and such proceeds were released from escrow.

(2)  Revenues include equity in earnings of joint ventures.

(3) Net income for the year ended December 31, 1999 includes $82,914 from loss on dissolution of joint venture.

(4) Based on the weighted average number of Limited Partner Units outstanding during the years ended December 31, 1999, 1998, 1997, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995.

     The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 29 Properties, either directly or through joint venture or tenancy in common arrangements.

Capital Resources

     Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,400,000. As of December 31, 1996, the Partnership had invested $23,406,500 of its net offering proceeds. During 1997, the Partnership used the majority of its remaining net offering proceeds to acquire two additional Properties, as tenants-in-common, with affiliates of the General Partners. In addition, during 1997, the Partnership entered into two joint ventures, CNL Mansfield Joint Venture and CNL Kingston Joint Venture, with affiliates of the General Partners, to own an approximate 21 percent interest and 60.06 percent interest, respectively, in two Properties. During 1998, the Partnership contributed $124,500 to Kingston Joint Venture to pay for additional construction costs. In addition, during 1998, the Partnership received $306,100 in reimbursements from the developer upon final reconciliation of total construction costs relating to the Properties in Aiken, South Carolina and Weatherford, Texas, in accordance with the related development agreements. During 1999, the Partnership invested these amounts, along with other net offering proceeds, in a Property in Zephyrhills, Florida, with an affiliate as tenants-in-common for a 24 percent interest in the property, and entered into a joint venture arrangement, Ocean Shores Joint Venture, with affiliates of the General Partners, to own a 30.94% interest in the profits and losses of the joint venture. As a result of the above transactions, as of December 31, 1999, the Partnership had acquired 29 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and four properties owned with affiliates as tenants-in-common, and had paid acquisition fees totalling $1,350,000 to an affiliate of the General Partners. During January 2000, the Partnership acquired a Baker's Square Property in Wilmette, Illinois. The remaining net offering proceeds from the Partnership's offering of Units were reserved for Partnership purposes.

     In addition, in December 1999, CNL/GC El Cajon Joint Venture, in which the Partnership owned a 80 percent interest, sold its Property to its tenant for $2,094,231. Due to the fact that the joint venture had recorded accrued rental income (income the joint venture had recognized since the inception of the lease relating to the straight-lining of future schedule rent increases in accordance with generally accepted accounting principles) the joint venture wrote off $172,496 in accrued rental income in connection with the sale. In addition, as a result of the sale of the Property, the joint venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $1,675,400, representing its prorata share of the net sales proceeds received by the joint venture and recorded a loss on dissolution of $82,914 as of December 31, 1999, which represented the balance of unamortized costs recorded by the joint venture. In January 2000, the Partnership reinvested the majority of the return of capital in a Baker's Square Property in Wilmette, Illinois. The Partnership acquired the Property from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The Partnership anticipates that it will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

     Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from the joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,450,018, $2,520,919 and $2,495,114 for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in cash from operations during 1999 as compared to 1998, and the increase during 1998, as compared to 1997, is primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

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

     Currently, rental income from the Partnership's Properties and cash reserves are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1999, the Partnership had $2,644,465 invested in such short-term investments as compared to $1,492,343 at December 31, 1998. The increase in the amount invested in short-term investments at December 31, 1999, as compared to December 31, 1998, is primarily attributable to the Partnership receiving sales proceeds from CNL/GC El Cajon Joint Venture, as described above. As of December 31, 1999, the average interest rate earned by the Partnership on rental income deposited in demand deposit accounts at commercial banks was approximately 2.2% annually. The funds remaining at December 31, 1999, after payment of distribution and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

     Due to low operating expenses and ongoing cash flow, the General Partners do not believe that working capital reserves are necessary at this time. In addition, because generally all leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs is necessary at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs. The General Partners have the right to cause the Partnership to maintain reserves if, in their discretion, they determine such reserves are required to meet the Partnership's working capital needs.

     The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the Limited Partners of $2,400,000, $2,400,000 and $2,287,500 for the years ended December 31, 1999, 1998 and 1997, respectively. This represents distributions of $0.80, $0.80 and $0.76 per Unit for the years ended December 31, 1999, 1998 and 1997, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1999, 1998 and 1997 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

     During the year ended December 31, 1997, affiliates of the General Partners incurred on behalf of the Partnership $11,262 for certain acquisition expenses. In addition, during the years ended December 31, 1999, 1998 and 1997, affiliates incurred on behalf of the Partnership $65,281, $64,521 and $59,451, respectively, for certain operating expenses. As of December 31, 1999, 1998 and 1997, the Partnership owed $23,597, $14,448 and $2,875, respectively, to related parties for such amounts, as accounting and administrative services and management fees. As of March 15, 2000, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $868,736 at December 31, 1999, from $688,094 at December 31, 1998, partially as a result of the Partnership receiving and holding approximately $84,500 in a security deposit at December 31, 1999 relating to one of the three Boston Market Properties whose lease was not rejected in conjunction with the tenant filing for bankruptcy as described below in "Results of Operations". The increase during 1999 is also a result of the Partnership accruing transaction costs relating to the proposed merger with APF, as described in "Termination of Merger." The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     The Partnership owned and leased 22 wholly owned Properties during 1999, 1998 and 1997. In addition, during 1997 and 1998, the Partnership was a co-venturer in three joint ventures that each owned and leased one Property and also owned and leased three Properties with affiliates of the General Partners, as tenants-in-common. During 1999, the Partnership was also a co-venturer in one additional joint venture that owned and leased one Property and also owned and leased one additional Property with affiliates of the General Partners, as tenants-in-common (including one Property owned and leased by CNL/GC El Cajon Joint Venture, which was sold in December 1999). As of December 31, 1999, the Partnership owned, either directly or through joint venture arrangements, 29 Properties (including one Property in Troy, Ohio exchanged for one Property in Inglewood, California), which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $52,500 to $229,300. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

     During the years ended December 31, 1999, 1998 and 1997, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, earned $2,392,160, $2,813,442 and $2,642,743, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases.

     During 1998, the tenant of three Boston Market Properties filed for bankruptcy, but continued making rental payments on the Properties. In April 1999, the tenant rejected, vacated and ceased making rental payments on two of the three leases resulting in a decrease in rental and earned income during 1999 of approximately $135,800. In addition, the Partnership wrote off approximately $59,700 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the terms of the leases in accordance with generally accepted accounting principles) relating to the two rejected leases during 1999. The Partnership will not recognize rental and earned income from these two Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from the sale are reinvested in additional Properties. While the tenant has not rejected or affirmed the remaining lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues resulting from the rejection of the two leases and the possible rejection of the third lease could have an adverse effect of the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner.

     In addition, the decrease in rental and earned income during 1999, as compared to 1998, was partially attributable to the fact that in 1999, the Partnership's consolidated joint venture, CNL/GC El Cajon Joint Venture, sold its Property. As a result of the sale, the joint venture wrote-off approximately $172,500 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the term of the lease in accordance with generally accepted accounting principles) that had been recognized as income in prior periods. The decrease was partially offset by an increase of approximately $42,000, in unamortized interim rental income. The balance was recognized in 1999 due to the fact that the property was sold and the lease terminated.

     The decrease in rental and earned income during 1999, as compared to 1998, was partially attributable to a decrease in rental income due from the tenants of the Properties in Aiken, South Carolina and Weatherford, Texas, as a result of receiving reimbursements of construction costs from the developer during 1999 which reduced the cost of the Property on which rental income is computed.

     The increase in rental and earned income during 1998, as compared to 1997, was primarily attributable to the fact that two Properties were operational for only a partial year during 1997, as compared to a full year during 1998, due to acquisitions by the Partnership during 1997. The increase was partially offset by a decrease in rental income due from the tenants of the Properties in Aiken, South Carolina and Weatherford, Texas, as a result of receiving reimbursements of construction costs from the developer, as described above in "Capital Resources," which reduced the rent basis of the Property.

     In addition, for the years ended December 31, 1999, 1998 and 1997, the Partnership earned $182,132, $140,595 and $100,918, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint ventures during 1999, as compared to 1998, was primarily due to the fact that the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund X, Ltd., an affiliate of the General Partners, and invested in a Property in Zephyrhills, Florida, as tenants-in-common with CNL Income Fund IV, Ltd., an affiliate of the General Partners, in January 1999. The increase in net income earned by unconsolidated joint ventures during 1998, as compared to the 1997 was primarily attributable to the fact the Properties were operational for the full year during 1998, as compared to a partial year during 1997.

     During the year ended December 31, 1999, four lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, National Restaurant Enterprises, Inc., Phoenix Restaurant Group, Inc. and Jack in the Box, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental income from three Properties owned by unconsolidated joint venture and four Properties owned with separate affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation and National Restaurant Enterprises, Inc. were each lessee under leases relating to three restaurants, and each of Phoenix Restaurant Group, Inc. and Jack in the Box Inc. were each the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, these four lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurant, Burger King, Jack in the Box and Arby's, each accounted for more than ten percent of the Partnership's total rental income during the year ended December 31, 1999 (including rental and earned income from the Partnership's consolidated joint venture, the Partnership's share of rental income from three Properties owned by unconsolidated joint ventures and four Properties owned with separate affiliates of the General Partners as tenants-in-common). In 2000, it is anticipated that each of these four Restaurant Chains will continue to contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could have a material adverse affect on the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     During the years ended December 31, 1999, 1998 and 1997, the Partnership also earned $24,279, $3,403 and $1,128, respectively, in other income. The increase in other income during 1999, as compared to 1998, was primarily due to the fact that the Partnership reversed $13,399 in transaction costs during 1999. These represented amounts that had previously been expensed related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below. The General Partners and APF agreed that it would be in the best interest of the Partnership that it not be acquired in the acquisition due to the Limited Partners' loss of passive income in the acquisition, as described below. As a result, the General Partners have agreed to reimburse the Partnership for these costs.

     Operating expenses, including depreciation and amortization expense, were $689,111, $551,890 and $569,157 for the years ended December 31, 1999, 1998, and
1997, respectively. The increase in operating expenses during 1999, as compared to 1998, and the decrease during 1998, as compared to 1997, are both partially attributable to the fact that depreciation expense was lower during 1998 as a result of an adjustment to depreciation expense relating to the reimbursement from the developer of construction costs relating to the Properties in Aiken, South Carolina and Weatherford, Texas, as described above, which reduced the depreciable basis of each Property.

     The increase in operating expenses during 1999, as compared to 1998, is partially attributable to, and the decrease during 1998, as compared to 1997, is partially offset by, the fact that the Partnership incurred $84,765 and $14,139 in 1999 and 1998, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below in "Termination of Merger."

     Additionally, the increase in operating expenses during 1999, as compared to 1998, was partially attributable to an increase in insurance, legal fees, maintenance and real estate taxes incurred in connection with the fact that in April 1999 the tenant of two Boston Market Properties who had filed for bankruptcy, rejected the leases and ceased making rental payments relating to these two Properties as described above. The Partnership will continue to incur certain expenses such as real estate taxes, insurance and maintenance relating to these Properties until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties.

     The decrease in operating expenses during 1998 as compared to 1997 was partially attributable to a decrease in administrative expenses, which includes services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partner distributions and reporting; and investor relations. The decrease in operating expenses during 1998 as compared to 1997, was partially offset by the Partnership incurring taxes relating to the filing of various state tax returns during 1998 and 1997. The decrease during 1998 as compared to 1997, was also partially offset by the fact that the Partnership incurred $14,139 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below.

     As a result of the dissolution of the Partnership's consolidated joint venture, CNL/GC El Cajon Joint Venture, the Partnership recognized a loss on dissolution of $82,914 during the year ended December 31, 1999, for financial reporting purposes, as described above in "Capital Resources."

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The Statement, which is effective for fiscal years beginning after December 15, 1998, requires that an entity expense the costs of start-up activities and organization costs as they are incurred. The Partnership adopted this Statement in 1999. While historically these costs have been amortized over five years, the General Partners believe that adoption of this Statement did not have a material effect on the Partnership's financial position or results of operations.

     The Partnership's leases as of December 31, 1999, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volume due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

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

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

     The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

     In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

     Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8. Financial Statements and Supplementary Data

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS
                                   ----------






                                                                            Page
                                                                            ----

Report of Independent Certified Accountants                                  18

Financial Statements:

      Balance Sheets                                                         19

      Statements of Income                                                   20

      Statements of Partners' Capital                                        21

      Statements of Cash Flows                                               22

      Notes to Financial Statements                                          25

               Report of Independent Certified Public Accountants
               --------------------------------------------------



To the Partners
CNL Income Fund XVII, Ltd.


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XVII, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 4, 2000

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS
                                 --------------

                                                           December 31,
                                                        1999          1998
                                                     -----------   -----------
                               ASSETS
                               ------

Land and buildings on operating leases, less
     accumulated depreciation                        $19,301,187    $20,648,128
Net investment in direct financing leases              1,840,583      2,980,811
Investment in joint ventures                           1,967,017      1,443,064
Cash and cash equivalents                              2,644,465      1,492,343
Receivables, less allowance for doubtful
     accounts of $48,138 and $1,283,
     respectively                                         77,686         30,463
Due from related parties                                   3,939          3,500
Organization costs, less accumulated
     amortization of $10,000 and $6,309,
     respectively                                           --            3,691
Accrued rental income                                    693,671        644,643
Other assets                                              33,415        119,062
                                                     -----------    -----------

                                                     $26,561,963    $27,365,705
                                                     ===========    ===========

            LIABILITIES AND PARTNERS' CAPITAL
            ---------------------------------

Accounts payable                                     $    87,143    $     3,598
Accrued and escrowed real estate taxes
     payable                                               2,041           --
Distributions payable                                    600,000        600,000
Due to related parties                                    23,597         14,448
Rents paid in advance                                    119,113         20,578
Deferred rental income                                    60,439         63,918
                                                     -----------    -----------
         Total liabilities                               892,333        702,542

Minority interest                                           --          432,802

Partners' capital                                     25,669,630     26,230,361
                                                     -----------    -----------

                                                     $26,561,963    $27,365,705
                                                     ===========    ===========


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME
                              --------------------

                                                                     Year Ended December 31,
                                                               1999           1998           1997
                                                            -----------    -----------    -----------
Revenues:
     Rental income from operating leases                    $ 2,271,450    $ 2,447,938    $ 2,323,256
     Adjustments to accrued rental income                      (232,140)            --             --
     Earned income from direct financing leases                 352,850        365,504        319,487
     Interest                                                    44,184         51,240         69,779
     Other income                                                24,279          3,403          1,128
                                                            -----------    -----------    -----------
                                                              2,460,623      2,868,085      2,713,650
                                                            -----------    -----------    -----------
Expenses:
     General operating and administrative                       130,270        110,537        128,168
     Professional services                                       30,086         19,504         21,877
     Management fee to related party                             25,246         26,690         25,377
     Real estate taxes                                           20,254             --             --
     State and other taxes                                       13,505         11,811          6,443
     Depreciation and amortization                              384,985        369,209        387,292
     Transaction costs                                           84,765         14,139             --
                                                            -----------    -----------    -----------
                                                                689,111        551,890        569,157
                                                            -----------    -----------    -----------
Income Before Loss on Dissolution of Consolidated Joint
     Venture, Minority Interest in Income of Consolidated
     Joint Venture and Equity in Earnings of
     Unconsolidated Joint Ventures                            1,771,512      2,316,195      2,144,493

Loss on Dissolution of Consolidated Joint Venture               (82,914)            --             --

Minority Interest in Income of Consolidated Joint Venture       (31,461)       (62,632)       (41,854)

Equity in Earnings of Unconsolidated Joint Ventures             182,132        140,595        100,918
                                                            -----------    -----------    -----------

Net Income                                                  $ 1,839,269    $ 2,394,158    $ 2,203,557
                                                            ===========    ===========    ===========


Allocation of Net Income
     General partners                                       $    (3,850)   $       (59)   $      (839)
     Limited partners                                         1,843,119      2,394,217      2,204,396
                                                            -----------    -----------    -----------
                                                            $ 1,839,269    $ 2,394,158    $ 2,203,557
                                                            ===========    ===========    ===========

Net Income Per Limited Partner Unit                         $      0.61    $      0.80    $      0.73
                                                            ===========    ===========    ===========

Weighted Average Number of Limited Partner Units
     Outstanding                                              3,000,000      3,000,000      3,000,000
                                                            ===========    ===========    ===========


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

                  Years Ended December 31, 1999, 1998, and 1997

                                                  General Partners
                                            -----------------------------
                                                              Accumulated
                                            Contributions       Earnings
                                            -------------     -----------
Balance, December 31, 1996                   $ 1,000          $  (712)

    Distributions to limited partners
        ($0.76 per limited partner unit)          --               --

    Net Income                                    --             (839)
                                             -------          -------

Balance, December 31, 1997                     1,000           (1,551)

    Distributions to limited partners
       ($0.80 per limited partner unit)           --               --
    Net income                                    --              (59)
                                             -------          -------

Balance, December 31, 1998                     1,000           (1,610)

    Distributions to limited partners
       ($0.80 per limited partner unit)           --               --
    Net income                                    --           (3,850)
                                             -------          -------

Balance, December 31, 1999                   $ 1,000          $(5,460)
                                             =======          =======


                                                                             Limited Partners
                                            ----------------------------------------------------------------------------------
                                                                                Accumulated      Syndication
                                            Contributions    Distributions       Earnings           Costs             Total
                                            ------------     -------------      -----------      -----------       -----------
Balance, December 31, 1996                   $30,000,000      $(1,194,964)      $ 1,104,822      $(3,590,000)      $26,320,146

    Distributions to limited partners
       ($0.76 per limited partner unit)               --       (2,287,500)               --               --        (2,287,500)
    Net Income                                        --               --         2,204,396               --         2,203,557
                                             -----------      -----------       -----------      -----------       -----------

Balance, December 31, 1997                    30,000,000       (3,482,464)        3,309,218       (3,590,000)       26,236,203

    Distributions to limited partners
       ($0.80 per limited partner unit)               --       (2,400,000)               --               --        (2,400,000)
    Net income                                        --               --         2,394,217               --         2,394,158
                                             -----------      -----------       -----------      -----------       -----------

Balance, December 31, 1998                    30,000,000       (5,882,464)        5,703,435       (3,590,000)       26,230,361

    Distributions to limited partners
       ($0.80 per limited partner unit)               --       (2,400,000)               --               --        (2,400,000)
    Net income                                        --               --         1,843,119               --         1,839,269
                                             -----------      -----------       -----------      -----------       -----------

Balance, December 31, 1999                   $30,000,000      $(8,282,464)      $ 7,546,554      $(3,590,000)      $25,669,630
                                             ===========      ===========       ===========      ===========       ===========


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                       Year Ended December 31,
                                                                 1999          1998           1997
                                                              -----------  -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents:

        Cash Flows from Operating Activities:
         Cash received from tenants                         $ 2,436,836    $ 2,493,780    $ 2,502,057
         Distributions from unconsolidated joint
             ventures                                           182,752        145,839        106,346
         Cash paid for expenses                                (213,754)      (169,940)      (183,068)
         Interest received                                       44,184         51,240         69,779
                                                            -----------    -----------    -----------
                Net cash provided by operating activities     2,450,018      2,520,919      2,495,114
                                                            -----------    -----------    -----------

      Cash Flows from Investing Activities:
         Additions to land and buildings on
             operating leases                                        --             --     (1,740,491)
         Reimbursement of construction costs from
             developer                                               --        306,100             --
         Investment in direct financing leases                       --             --     (1,130,497)
         Investment in joint ventures                          (527,864)      (124,452)    (1,135,681)
         Proceeds from dissolution of consolidated joint
             venture                                          2,094,231             --             --
                                                            -----------    -----------    -----------
                Net cash provided by (used in) investing
                  activities                                  1,566,367        181,648     (4,006,669)
                                                            -----------    -----------    -----------

      Cash Flows from Financing Activities:
         Reimbursement of acquisition costs paid by
             related parties on behalf of the Partnership            --             --        (25,444)
         Contributions from holder of minority
             interest                                                --             --        278,170
         Distributions to limited partners                   (2,400,000)    (2,400,000)    (2,177,584)
         Distributions to holder of minority interest           (46,567)       (49,023)       (41,507)
         Distribution to holder of minority interest on
             dissolution of consolidated joint venture         (417,696)            --             --
                                                            -----------    -----------    -----------
                Net cash used in financing activities        (2,864,263)    (2,449,023)    (1,966,365)
                                                            -----------    -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents          1,152,122        253,544     (3,477,920)

Cash and Cash Equivalents at Beginning of Year                1,492,343      1,238,799      4,716,719
                                                            -----------    -----------    -----------

Cash and Cash Equivalents at End of Year                    $ 2,644,465    $ 1,492,343    $ 1,238,799
                                                            ===========    ===========    ===========


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                      ------------------------------------

                                                                                       Year Ended December 31,
                                                                                 1999           1998           1997
                                                                              -----------    -----------    -----------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                              $ 1,839,269    $ 2,394,158    $ 2,203,557
                                                                              -----------    -----------    -----------
      Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation                                                         372,148        358,063        376,973
             Amortization                                                          12,837         11,146         10,319
             Loss on dissolution of joint venture                                  82,914             --             --
             Minority interest in income of consolidated
                joint venture                                                      31,461         62,632         41,854
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                                        620          5,244          5,428
             Decrease (increase) in receivables                                   (47,223)       (29,850)        39,518
             Increase in due from related parties                                    (439)        (3,500)            --
             Increase in prepaid expenses                                          (3,122)          (510)            --
             Decrease in net investment in direct financing
                leases                                                             38,950         34,640         30,454
             Increase in accrued rental income                                    (67,188)      (287,397)      (293,699)
             Increase (decrease) in accounts payable and
                accrued expenses                                                   85,586            676            (63)
             Increase (decrease) in due to related parties,
                excluding acquisition costs paid on behalf of
                the Partnership                                                     9,149         11,573            (97)
             Increase (decrease) in rents paid in advance
                and deposits                                                       98,535        (35,184)         2,993
             Increase (decrease) in deferred rental income                         (3,479)          (772)        77,877
                                                                              -----------    -----------    -----------
                   Total adjustments                                              610,749        126,761        291,557
                                                                              -----------    -----------    -----------

Net Cash Provided by Operating Activities                                     $ 2,450,018    $ 2,520,919    $ 2,495,114
                                                                              ===========    ===========    ===========

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

      Related parties paid certain acquisition costs on
         behalf of the Partnership:                                           $        --    $        --    $    11,262
                                                                              ===========    ===========    ===========

      Land and building under operating lease exchanged
         for land and building under operating lease                          $        --    $   899,654    $        --
                                                                              ===========    ===========    ===========

      Distributions declared and unpaid at December 31                        $   600,000    $   600,000    $   600,000
                                                                              ===========    ===========    ===========




                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies:
     --------------------------------

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

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on generally a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------

          Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. In contrast, deferred rental income represents the aggregate amount of scheduled rental payments to date (including rental payments due during construction and prior to the property being placed in service) in excess of income recognized on a straight-line basis over the lease term commencing on the date the property is placed in service. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

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

     Investment in Joint Ventures - Prior to the liquidation of CNL/GC El Cajon
     ----------------------------
     Joint Venture in December 1999, the Partnership accounted for its 80 percent interest in such joint venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------

     The Partnership's investments in CNL Kingston Joint Venture, CNL Mansfield Joint Venture, and Ocean Shores Joint Venture, and a property in Corpus Christi, Texas, a property in Akron, Ohio, a property in Fayetteville, North Carolina, and a property in Zephyrhills, Florida for which each property is held as tenants-in-common, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

     Organization Costs - In April 1998, the American Institute of Certified
     ------------------
     Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The Statement, which is effective for fiscal years beginning after December 15, 1998, requires that an entity expense the costs of start-up activities and organization costs as they are incurred. The Partnership adopted this statement in 1999. The general partners believe that adoption of this statement did not have a material effect on the Partnership's financial position or results of operations.

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------

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

2.   Leases:
     ------

     The Partnership leases its land and buildings to operators of national and regional fast-food and family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of the leases are operating leases. Leases are generally for 15 to 20 years and provide for minimum and contingent rentals. In addition, generally the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                              1999                 1998
                                          ------------         ------------
     Land                                 $  9,384,719         $ 10,359,513
     Buildings                              11,164,433           11,164,432
                                          ------------         ------------
                                            20,549,152           21,523,945
     Less accumulated depreciation          (1,247,965)            (875,817)
                                          ------------         ------------

                                          $ 19,301,187         $ 20,648,128
                                          ============         ============


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

     In December 1999, CNL/GC El Cajon Joint Venture, the Partnership's consolidated joint venture, sold its property to its tenant for $2,094,231 (see Note 5).

     Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999, 1998, and 1997, the Partnership recognized $19,488 (net of $232,140 in reversals), $287,397, and $293,699, respectively, of such rental income.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:

     2000                                            $ 1,914,712
     2001                                              1,963,851
     2002                                              2,012,331
     2003                                              2,025,888
     2004                                              2,025,888
     Thereafter                                       21,763,905
                                                     -----------
                                                     $31,706,575
                                                     ===========


     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                          1999               1998
                                       -----------        -----------
Minimum lease payments receivable      $ 3,526,271       $ 7,145,730
Estimated residual values                  485,703           765,563
Less unearned income                    (2,171,391)       (4,930,482)
                                       -----------       -----------
Net investment in direct
     financing leases                  $ 1,840,583       $ 2,980,811
                                       ===========       ===========


     In December 1999, CNL/GC El Cajon Joint Venture, the Partnership's consolidated joint venture, sold its property to the tenant, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and estimated residual value) and unearned income relating to this property were removed from the accounts (see Note 5).

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1999:

     2000                                            $  218,244
     2001                                               218,244
     2002                                               218,244
     2003                                               218,244
     2004                                               218,244
     Thereafter                                       2,435,051
                                                     -----------
                                                     $3,526,271
                                                     ===========


     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.   Investment in Joint Ventures:
     ----------------------------

     The Partnership owns a property in Fayetteville, North Carolina, as tenants-in-common with an affiliate of the general partners. As of December 31, 1999, the Partnership owned a 19.56% interest in this property.

     In January 1997, the Partnership acquired a 27.42% interest in a property in Corpus Christi, Texas, and a 36.91% interest in a property in Akron, Ohio, each as tenants-in-common, with affiliates of the general partners.

     In February 1997, the Partnership entered into a joint venture arrangement, CNL Mansfield Joint Venture, with an affiliate of the Partnership which has the same general partners, to hold one restaurant property in Mansfield, Texas. As of December 31, 1997, the Partnership had contributed $163,964 to the joint venture to acquire the restaurant property. As of December 31, 1999, the Partnership owned a 21 percent interest in the profits and losses of the joint venture.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures - Continued:
     ----------------------------

     In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant property. As of December 31, 1999, the Partnership had contributed $311,048 to CNL Kingston Joint Venture to fund construction costs relating to the property owned by the joint venture. As of December 31, 1999, the Partnership owned a 60.06% interest in the profits and losses of the joint venture.

     In January 1999, the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund X, Ltd., a Florida limited partnership and affiliate of the general partners, to own and lease one restaurant property. The Partnership contributed approximately $359,500 to the joint venture as of December 31, 1999. The Partnership owns a 30.94% interest in the profits and losses of the joint venture.

     In January 1999, the Partnership invested in a property in Zephyrhills, Florida as tenants-in-common with CNL Income Fund IV, Ltd., an affiliate of the general partners. As of December 31, 1999, the Partnership contributed approximately $168,400 for a 24 percent interest in the property.

     In addition, in December 1999, CNL/GC El Cajon Joint Venture, in which the Partnership owned an 80 percent interest, sold its property to its tenant for $2,094,231. Due to the fact that the joint venture had recorded accrued rental income (income the joint venture had recognized since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles) the joint venture wrote-off $172,496 in accrued rental income in connection with the sale. In addition, as a result of the sale of the property, the joint venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $1,675,400 representing its prorata share of the net sales proceeds received by the joint venture and recorded a loss on dissolution of $82,914 as of December 31, 1999, which represented the balance of unamortized costs recorded by the joint venture.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures - Continued:
     ----------------------------

     CNL Mansfield Joint Venture, CNL Kingston Joint Venture, Ocean Shores Joint Venture and the Partnership and affiliates, as tenants-in-common in four separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at December 31:

                                                     1999           1998
                                                  ----------     ----------
     Land and buildings on operating leases,
         less accumulated depreciation            $5,363,578     $4,412,584
     Net investment in direct financing lease        802,684             --
     Cash                                              2,410          2,352
     Receivables                                      27,737             --
     Accrued rental income                           215,163        134,121
     Other assets                                         --             87
     Liabilities                                      13,042         11,918
     Partners' capital                             6,398,530      4,537,226
     Revenues                                        726,885        554,934
     Net income                                      613,418        458,588


     The Partnership recognized income totalling $182,132, $140,595, and $100,918 for the years ended December 31, 1999, 1998, and 1997 from these joint ventures and the properties held as tenants-in-common with affiliates.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


6.   Allocations and Distributions - Continued:
     -----------------------------

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

     Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners,
     (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership declared distributions to the limited partners of $2,400,000, $2,400,000, and $2,287,500, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997

7.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                        1999           1998           1997
                                                     -----------    -----------    -----------
Net income for financial reporting purposes          $ 1,839,269    $ 2,394,158    $ 2,203,557

Depreciation for financial reporting purposes in
     excess of (less than) depreciation for tax
     reporting purposes                                   20,470         (1,069)        25,005

Direct financing leases recorded as operating
     leases for tax reporting purposes                    38,951         34,640         30,454

Equity in earnings of unconsolidated joint
     ventures for financial reporting purposes in
     excess of equity in earnings of
     unconsolidated joint ventures for tax
     reporting purposes                                  (21,316)       (13,489)        (3,650)

Minority interest in timing differences of
     consolidated joint venture                          (23,193)        23,280            217

Capitalization of transaction costs for tax
     reporting purposes                                   84,765         14,139             --

Capitalization of administrative expenses for tax
     reporting purposes                                       --             --          1,557

Amortization for tax reporting purposes less than
     amortization for financial reporting purposes         2,501          1,539          1,667

Accrued rental income                                    (19,488)      (287,397)      (293,699)

Deferred rental income                                   (51,181)        (9,208)        80,635

Rents paid in advance                                     14,014        (35,184)         2,993

Allowance for doubtful accounts                           46,855        (13,050)         9,865

Gain on sale                                              74,630             --             --

Loss on Dissolution                                      (14,866)            --             --

Other                                                    (11,318)         5,680             --
                                                     -----------    -----------    -----------

Net income for federal income tax purposes             1,980,093    $ 2,114,039    $ 2,058,601
                                                     ===========    ===========    ===========

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


8.   Related Party Transactions:
     --------------------------

     One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, a wholly owned subsidiary of CNL Holdings, Inc. CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

     The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $25,246, $26,690, and $25,377, for the years ended December 31, 1999, 1998, and 1997, respectively.

     The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 18% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

     During the years ended December 31, 1999, 1998, and 1997, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger, as described in Note 10. The Partnership incurred $81,811, $91,124, and $90,700 for the years ended December 31, 1999, 1998, and 1997, respectively, for such services.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


8.   Related Party Transactions - Continued:
     --------------------------

     The due to related parties at December 31, 1999 and 1998 totaled $ 23,597 and $14,448, respectively.

9.   Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint venture, the Partnership's share of rental income from the unconsolidated joint ventures and the four properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                  1999        1998        1997
                                                --------    --------    --------
Golden Corral Corporation                       $439,790    $461,527    $467,275
National Restaurant Enterprises, Inc.            424,696     421,988     376,461
Phoenix Restaurant Group, Inc.
     (formerly known as
     DenAmerica Corp.)                           386,065     432,423     427,800
Jack in the Box Inc. (formerly
     known as Foodmaker, Inc.)                   349,491     349,514     326,007
San Diego Food Holdings, Inc.                        N/A     316,038         N/A


     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint venture, the Partnership's share of total rental income from the unconsolidated joint ventures and the four properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                             1999           1998           1997
                                           -------        -------        -------
Golden Corral Family
     Steakhouse Restaurants               $599,869       $777,565       $680,316
Burger King                                496,391        459,036        410,876
Jack in the Box                            349,491        349,514        326,007
Arby's                                     283,884            N/A            N/A
Boston Market                                  N/A        309,576        299,744

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


9.   Concentration of Credit Risk - Continued:
     ----------------------------

     The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants, and the chain did not represent more than ten percent of the Company's total rental, earned income and interest income.

     Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

     During 1998, the tenants of three Boston Market properties filed for bankruptcy and in April 1999, rejected the leases relating to two properties. While the tenant has not rejected or affirmed the remaining lease, there can be no assurance that it will not be rejected in the future. The lost revenues resulting from the rejection of the two leases that were rejected and the possible rejection of the remaining lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner.

10.  Termination of Merger:
     ---------------------

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


11.  Subsequent Events:
     -----------------

     In January 2000, the Partnership reinvested the sales proceeds it received from CNL/GC El Cajon Joint Venture in a Baker's Square property located in Wilmette, Illinois, at an approximate cost of $1,619,100 from CNL BB Corp., an affiliate of the general partners. CNL BB Corp. purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December

1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

     Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price

Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11. Executive Compensation

     Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

     The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.

       Title of Class                      Name of Partner             Percent of Class
       --------------                      ---------------             ----------------
General Partnership Interests            James M. Seneff, Jr.               45%
                                         Robert A. Bourne                   45%
                                         CNL Realty Corporation             10%
                                                                           ----
                                                                           100%
                                                                           ====


     Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13. Certain Relationships and Related Transactions

     The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 1999
---------------------------------      --------------------------------------      ------------------------------
Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Operating  expenses  incurred
operating expenses                     the  lower of cost or 90  percent  of       on behalf of the Partnership:
                                       the   prevailing    rate   at   which       $66,301
                                       comparable  services  could have been
                                       obtained   in  the  same   geographic       Accounting and administrative
                                       area.   Affiliates   of  the  General       services: $81,811
                                       Partners  from  time  to  time  incur
                                       certain operating  expenses on behalf
                                       of  the  Partnership  for  which  the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of  the  sum  of  gross       $25,246
affiliates                             revenues   (excluding   noncash   and
                                       lease accounting adjustments) from
                                       Properties wholly owned by the
                                       Partnership plus the Partnership's
                                       allocable share of gross revenues of
                                       joint ventures in which the Partnership
                                       is a co-venturer. The management fee,
                                       which will not exceed competitive fees
                                       for comparable services in the same
                                       geographic area, may or may not be taken,
                                       in whole or in part as to any year, in
                                       the sole discretion of the affiliates.
                                       All of any portion of the management fee
                                       not taken as to any fiscal year shall be
                                       deferred without interest and may be
                                       taken in such other fiscal year as the
                                       affiliates shall determine.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 1999
---------------------------------      --------------------------------------      ------------------------------
Deferred,    subordinated   real       A deferred,  subordinated real estate       $-0-
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates.                         of  one  or  more  Properties,  in an
                                       amount equal to the lesser of (i)
                                       one-half of a competitive real estate
                                       commission, or (ii) three percent of the
                                       sales price of such Property or
                                       Properties. Payment of such fee shall be
                                       made only if affiliates of the General
                                       Partners provide a substantial amount of
                                       services in connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum returns
                                       to the Limited Partners. However, if the
                                       net sales proceeds are reinvested in a
                                       replacement Property, no such real estate
                                       disposition fee will be incurred until
                                       such replacement Property is sold and the
                                       net sales proceeds are distributed.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  five   percent   of   Partnership
Part-nership net cash flow             distributions   of  net  cash   flow,
                                       subordinated   to   certain   minimum
                                       returns to the Limited Partners.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  five   percent   of   Partnership
Part-nership  net sales proceeds       distributions   of  such  net   sales
from  a  sale  or  sales  not in       proceeds,   subordinated  to  certain
liquidation of the Partnership         minimum   returns   to  the   Limited
                                       Partners

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 1999
---------------------------------      --------------------------------------      ------------------------------
General   Partners'   share   of       Distributions  of net sales  proceeds       $-0-
Partnership  net sales pro-ceeds       from   a    sale    or    sales    of
from  a   sale   or   sales   in       substantially      all     of     the
liquidation of the Partnership         Partnership's    assets    will    be
                                       distributed in the following order or
                                       priority: (i) first, to pay all debts and
                                       liabilities of the Partnership and to
                                       establish reserves; (ii) second, to
                                       Partners with positive capital account
                                       balances, determined after the allocation
                                       of net income, net loss, gain and loss,
                                       in proportion to such balances, up to
                                       amounts sufficient to reduce such
                                       balances to zero; and (iii) thereafter,
                                       95% to the Limited Partners and 5% to the
                                       General Partners.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report.

     1.   Financial Statements

          Report of Independent Certified Public Accountants

          Balance Sheets at December 31, 1999 and 1998

          Statements of Income for the year ended December 31, 1999, 1998, and 1997

          Statements of Partners' Capital for the year ended December 31, 1999, 1998, and 1997.

          Statements of Cash Flows for the year ended December 31, 1999, 1998, and 1997

          Notes to Financial Statements

     2.   Financial Statement Schedule

          Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

          Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

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

          27        Financial Data Schedule (Filed herewith.)

     (b) The Registrant filed no reports on Form 8-K during the period October 1, 1999 through December 31, 1999.


**previously filed

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2000.

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

   Signature                              Title                                           Date
   ---------                              -----                                           ----
/s/ Robert A. Bourne             President,  Treasurer and Director (Principal         March 28, 2000
------------------------         Financial and Accounting Officer)
Robert A. Bourne

/s/ James M. Seneff, Jr.         Chief   Executive    Officer   and   Director         March 28, 2000
------------------------         (Principal Executive Officer)
James M. Seneff, Jr.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1999


                                                             Initial Cost
                                                       ---------------------------
                                             Encum-                  Buildings and
                                            brances       Land       Improvements
                                          ----------   -----------   -------------
Properties the Partnership
  has Invested in Under
  Under Operating Leases:

      Arby's Restaurants:
         Muncie, Indiana                          --   $   242,759   $        --
         Schertz, Texas                           --       348,245       470,577
         Plainfield, Indiana                      --       296,025       557,809

      Boston Market Restaurants:
         Houston, Texas                           --       373,112       477,383
         Long Beach, California                   --       661,696            --
         Inglewood, California (h)                --       327,924       535,518

      Burger King Restaurants:
         Harvey, Illinois                         --       489,340       734,010
         Chicago Ridge, Illinois                  --       771,965            --
         Lyons, Illinois                          --       887,767            --

      Denny's Restaurants:
         Kentwood, Michigan                       --       287,732       626,865
         Mesquite, Nevada                         --       373,077            --
         Pensacola, Florida                       --       305,509       670,990

      Fazoli's Restaurant:
         Warner Robins, Georgia                   --       300,481            --

      Golden Corral Family
         Steakhouse Restaurants:
             Orange Park, Florida                 --       711,838     1,162,406
             Aiken, South Carolina (g)            --       508,790            --
             Weatherford, Texas (g)               --       345,926            --

      Jack in the Box Restaurants:
         Dinuba, California                       --       324,970            --
         LaPorte, Texas                           --       355,929            --
         El Dorado, California                    --       617,416            --

      Popeyes Famous Fried
         Chicken Restaurant:
             Warner Robins, Georgia               --       260,514            --

      Wendy's Old Fashioned
         Hamburgers Restaurants:
             Knoxville, Tennessee                 --       332,003            --
             Livingston, Tennessee                --       261,701            --
                                          ----------   -----------   -----------
                                                       $ 9,384,719   $ 5,235,558
                                          ==========   ===========   ===========

                                            Costs Capitalized
                                               Subsequent to                Gross Amount at Which
                                                Acquisition               Carried at Close of Period (b)
                                          ----------   -----------   ---------------------------------------
                                           Improve-     Carrying                  Buildings and
                                             ments       Costs          Land       Improvements     Total
                                          ----------   -----------   -----------   ------------  -----------
Properties the Partnership
  has Invested in Under
  Under Operating Leases:

      Arby's Restaurants:
         Muncie, Indiana                 $        --   $        --   $   242,759    $      (d)   $   242,759
         Schertz, Texas                           --            --       348,245       470,577       818,822
         Plainfield, Indiana                      --            --       296,025       557,809       853,834

      Boston Market Restaurants:
         Houston, Texas                           --            --       373,112       477,383       850,495
         Long Beach, California              217,883            --       661,696       217,883       879,579
         Inglewood, California (h)                --                     327,924       535,518       863,442

      Burger King Restaurants:
         Harvey, Illinois                         --                     489,340       734,010     1,223,350
         Chicago Ridge, Illinois             699,556            --       771,965       699,556     1,471,521
         Lyons, Illinois                     597,381            --       887,767       597,381     1,485,148

      Denny's Restaurants:
         Kentwood, Michigan                       --            --       287,732       626,865       914,597
         Mesquite, Nevada                         --            --       373,077           (d)       373,077
         Pensacola, Florida                       --            --       305,509       670,990       976,499

      Fazoli's Restaurant:
         Warner Robins, Georgia              421,898            --       300,481       421,898       722,379

      Golden Corral Family
         Steakhouse Restaurants:
             Orange Park, Florida                 --            --       711,838     1,162,406     1,874,244
             Aiken, South Carolina (g)       862,570            --       508,790       862,570     1,371,360
             Weatherford, Texas (g)          691,222            --       345,926       691,222     1,037,148

      Jack in the Box Restaurants:
         Dinuba, California                  509,982            --       324,970       509,982       834,952
         LaPorte, Texas                      560,485            --       355,929       560,485       916,414
         El Dorado, California               548,187            --       617,416       548,187     1,165,603

      Popeyes Famous Fried
         Chicken Restaurant:
             Warner Robins, Georgia          330,101            --       260,514       330,101       590,615

      Wendy's Old Fashioned
         Hamburgers Restaurants:
             Knoxville, Tennessee            489,610            --       332,003       489,610       821,613
             Livingston, Tennessee                --            --       261,701           (d)       261,701
                                         -----------    ----------    ----------   -----------   -----------
                                         $ 5,928,875            --    $9,384,719   $11,164,433   $20,549,152
                                         ===========    ==========    ==========   ===========   ===========


                                                                                 Life on Which
                                                                                 Depreciation in
                                                          Date                    Latest Income
                                          Accumulated     of Con-        Date     Statement is
                                         Depreciation    struction     Acquired     Computed
                                         ------------   ----------    ---------- ----------------
Properties the Partnership
  has Invested in Under
  Under Operating Leases:

      Arby's Restaurants:
         Muncie, Indiana                 $       (e)          1995         03/96           (e)
         Schertz, Texas                       55,416          1996         06/96           (c)
         Plainfield, Indiana                  59,245          1996         10/96           (c)

      Boston Market Restaurants:
         Houston, Texas                       56,218          1996         06/96           (c)
         Long Beach, California               22,326          1996         12/96           (c)
         Inglewood, California (h)            28,121          1996         06/98           (c)

      Burger King Restaurants:
         Harvey, Illinois                     93,494          1996         03/96           (c)
         Chicago Ridge, Illinois              84,841          1996         03/96           (c)
         Lyons, Illinois                      52,751          1997         11/96           (c)

      Denny's Restaurants:
         Kentwood, Michigan                   79,102          1980         03/96           (c)
         Mesquite, Nevada                        (e)          1996         12/95           (e)
         Pensacola, Florida                   76,122          1996         08/96           (c)

      Fazoli's Restaurant:
         Warner Robins, Georgia               44,425          1996         08/96           (c)

      Golden Corral Family
         Steakhouse Restaurants:
             Orange Park, Florida            148,167          1996         03/96           (c)
             Aiken, South Carolina (g)       102,231          1996         04/96           (c)
             Weatherford, Texas (g)           76,737          1996         03/96           (c)

      Jack in the Box Restaurants:
         Dinuba, California                   56,925          1996         05/96           (c)
         LaPorte, Texas                       61,182          1996         07/96           (c)
         El Dorado, California                59,637          1996         07/96           (c)

      Popeyes Famous Fried
         Chicken Restaurant:
             Warner Robins, Georgia           35,181          1996         08/96           (c)

      Wendy's Old Fashioned
         Hamburgers Restaurants:
             Knoxville, Tennessee             55,844          1996         05/96           (c)
             Livingston, Tennessee               (e)          1996         06/96           (e)
                                          ----------
                                          $1,247,965
                                          ==========

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -CONTINUED

                                December 31, 1999

                                                             Initial Cost
                                                       ---------------------------
                                             Encum-                  Buildings and
                                            brances       Land       Improvements
                                          ----------   -----------   -------------
Arby's Restaurant:
    Muncie, Indiana                               --            --    $  629,847

Denny's Restaurant:
    Mesquite, Nevada                              --            --            --


Wendy's Old Fashioned
    Hamburgers Restaurant:
        Livingston, Tennessee                     --            --            --
                                                       -----------   -----------
                                                  --            --       629,847
                                                       ===========   ===========

Property in Which the Partner-
  ship has a 19.56% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:

    Boston Market Restaurant:
        Fayetteville, North Carolina              --    $  377,800    $  587,700
                                                       ===========   ===========

Property in Which the Partner-
  ship has a 27.42% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:

    Black-eyed Pea Restaurant:
        Corpus Christi, Texas (f)                 --    $  715,052    $  726,004
                                                       ===========   ===========

Property in Which the Partner-
  ship has a 36.91% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:

    Burger King Restaurant:
        Akron, Ohio (f)                           --    $  355,594    $  517,030
                                                       ===========   ===========

                                            Costs Capitalized
                                               Subsequent to                Gross Amount at Which
                                                Acquisition               Carried at Close of Period (b)
                                          ----------   -----------   ---------------------------------------
                                           Improve-     Carrying                  Buildings and
                                             ments       Costs          Land       Improvements     Total
                                          ----------   -----------   -----------   ------------  -----------
Arby's Restaurant:
    Muncie, Indiana                               --            --            --           (d)           (d)

Denny's Restaurant:
    Mesquite, Nevada                         857,390            --            --           (d)           (d)


Wendy's Old Fashioned
    Hamburgers Restaurant:
        Livingston, Tennessee                455,575            --            --           (d)           (d)
                                          ----------   -----------   -----------
                                          $1,312,965
                                          ==========   ===========   ===========

Property in Which the Partner-
  ship has a 19.56% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:

    Boston Market Restaurant:
        Fayetteville, North Carolina              --            --   $   377,800   $   587,700    $  965,500
                                          ==========   ===========   ===========   ===========    ==========

Property in Which the Partner-
  ship has a 27.42% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:

    Black-eyed Pea Restaurant:
        Corpus Christi, Texas (f)                 --            --   $   715,052   $   726,004    $1,441,056
                                          ==========   ===========   ===========   ===========    ==========

Property in Which the Partner-
  ship has a 36.91% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:

    Burger King Restaurant:
        Akron, Ohio (f)                           --            --   $   355,594   $   517,030    $  872,624
                                          ==========   ===========   ===========   ===========    ==========

                                                                                 Life on Which
                                                                                 Depreciation in
                                                          Date                    Latest Income
                                          Accumulated     of Con-        Date     Statement is
                                         Depreciation    struction     Acquired     Computed
                                         ------------   ----------    ---------- ----------------
Arby's Restaurant:
    Muncie, Indiana                              (e)          1995         03/96           (e)

Denny's Restaurant:
    Mesquite, Nevada                             (e)          1996         12/95           (e)


Wendy's Old Fashioned
    Hamburgers Restaurant:
        Livingston, Tennessee                    (e)          1996         06/96           (e)


Property in Which the Partner-
  ship has a 19.56% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:

    Boston Market Restaurant:
        Fayetteville, North Carolina     $    63,538          1996         10/96           (c)
                                         ===========

Property in Which the Partner-
  ship has a 27.42% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:

    Black-eyed Pea Restaurant:
        Corpus Christi, Texas (f)        $    70,848          1992         01/97           (c)
                                         ===========

Property in Which the Partner-
  ship has a 36.91% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:

    Burger King Restaurant:
        Akron, Ohio (f)                  $    50,456          1970         01/97           (c)
                                         ===========

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Parnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------
                                December 31, 1999

                                                             Initial Cost
                                                       ---------------------------
                                             Encum-                  Buildings and
                                            brances       Land       Improvements
                                          ----------   -----------   -------------
Property of Joint Venture in
  Which the Partnership has
  a 21% Interest and has
  Invested in Under an
  Operating Lease:

          Jack in the Box Restaurant:
              Mansfield, Texas                    --   $   297,295   $   482,914
                                                       ===========   ===========

Property of Joint Venture in
  Which the Partnership has
  a 60.06% Interest and has
  Invested in Under an
  Operating Lease:

          Taco Bell Restaurant:
              Kingston, Tennessee                 --   $   189,452   $   328,444
                                                       ===========   ===========

Property of Joint Venture in
  Which the Partnership has
  a 30.94% Interest and has
  Invested in Under an
  Operating Lease:

         Burger King Restaurant:
              Ocean Shores, WA                    --   $   351,015            --
                                                       ===========   ===========

Property in which the Partnership
  has a 24% Interest as
  Tenants-in-Common and has
  invested in Under an Operating
  Lease:

          Arby's Restaurant:
              Zephyrhills, FL                     --   $   260,146   $   441,434
                                                       ===========   ===========

Property of Joint Venture in
  Which the Partnership has
  a 30.94% Interest and
  has Invested in Under a
  Direct Financing Lease:

          Burger King Restaurant:
              Ocean Shores, WA                    --            --   $   810,902
                                                       ===========   ===========


                                            Costs Capitalized
                                               Subsequent to                Gross Amount at Which
                                                Acquisition               Carried at Close of Period (b)
                                          ----------   -----------   ---------------------------------------
                                           Improve-     Carrying                  Buildings and
                                             ments       Costs          Land       Improvements     Total
                                          ----------   -----------   -----------   ------------  -----------
Property of Joint Venture in
  Which the Partnership has
  a 21% Interest and has
  Invested in Under an
  Operating Lease:

          Jack in the Box Restaurant:
              Mansfield, Texas                    --            --   $   297,295   $   482,914   $   780,209
                                          ==========   ===========   ===========   ============  ===========

Property of Joint Venture in
  Which the Partnership has
  a 60.06% Interest and has
  Invested in Under an
  Operating Lease:

          Taco Bell Restaurant:
              Kingston, Tennessee                 --            --   $   189,452   $   328,444   $   517,896
                                          ==========   ===========   ===========   ============  ===========

Property of Joint Venture in
  Which the Partnership has
  a 30.94% Interest and has
  Invested in Under an
  Operating Lease:

         Burger King Restaurant:
              Ocean Shores, WA                    --            --   $   351,015           (d)   $   351,015
                                          ==========   ===========   ===========   ============  ===========

Property in which the Partnership
  has a 24% Interest as
  Tenants-in-Common and has
  invested in Under an Operating
  Lease:

          Arby's Restaurant:
              Zephyrhills, FL                     --            --   $   260,146   $   441,434   $   701,580
                                          ==========   ===========   ===========   ============  ===========

Property of Joint Venture in
  Which the Partnership has
  a 30.94% Interest and
  has Invested in Under a
  Direct Financing Lease:

          Burger King Restaurant:
              Ocean Shores, WA                    --            --            --           (d)           (d)
                                          ==========   ===========   ===========   ============  ===========

                                                                                  Life on Which
                                                                                 Depreciation in
                                                          Date                    Latest Income
                                          Accumulated     of Con-        Date     Statement is
                                         Depreciation    struction     Acquired     Computed
                                         ------------   ----------    ---------- ----------------

Property of Joint Venture in
  Which the Partnership has
  a 21% Interest and has
  Invested in Under an
  Operating Lease:

          Jack in the Box Restaurant:
              Mansfield, Texas           $    45,060          1997        02/97       (c)
                                         ===========

Property of Joint Venture in
  Which the Partnership has
  a 60.06% Interest and has
  Invested in Under an
  Operating Lease:

          Taco Bell Restaurant:
              Kingston, Tennessee        $    22,868          1997        09/97       (c)
                                         ===========

Property of Joint Venture in
  Which the Partnership has
  a 30.94% Interest and has
  Invested in Under an
  Operating Lease:

         Burger King Restaurant:
              Ocean Shores, WA                   (e)          1998        01/99       (e)
                                         ===========

Property in which the Partnership
  has a 24% Interest as
  Tenants-in-Common and has
  invested in Under an Operating
  Lease:

          Arby's Restaurant:
              Zephyrhills, FL            $    13,532          1990        01/99       (c)
                                         ===========

Property of Joint Venture in
  Which the Partnership has
  a 30.94% Interest and
  has Invested in Under a
  Direct Financing Lease:

          Burger King Restaurant:
              Ocean Shores, WA                   (e)          1998        01/99       (e)
                                         ===========

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1999


(a) Transactions in real estate and accumulated depreciation during 1999, 1998, and 1997 are summarized as follows:

                                                                   Accumulated
                                                      Cost         Depreciation
                                                   ------------    ------------
Properties the Partnership has Invested
   in Under Operating Leases:

     Balance, December 31, 1996                    $ 21,541,029    $    176,995
     Acquisitions                                       341,810              --
     Depreciation expense                                    --         376,973
                                                   ------------    ------------

     Balance, December 31, 1997                      21,882,839         553,968
     Acquisitions                                       499,431              --
     Dispositions                                      (858,323)        (36,214)
     Depreciation expense                                    --         358,063
                                                   ------------    ------------

     Balance, December 31, 1998                      21,523,947         875,817
     Dispositions                                      (974,793)             --
     Depreciation expense                                    --         372,148
                                                   ------------    ------------

     Balance, December 31, 1999                    $ 20,549,154    $  1,247,965
                                                   ============    ============

Property in Which the Partnership has an 19.56%
     Interest as Tenants-in-Common and has
     Invested in Under an Operating Lease:

     Balance, December 31, 1996                    $    965,500    $      4,768
     Depreciation expense                                    --          19,590
                                                   ------------    ------------

     Balance, December 31, 1997                         965,500          24,358
     Depreciation expense                                    --          19,590
                                                   ------------    ------------

     Balance, December 31, 1998                         965,500          43,948
     Depreciation expense                                    --          19,590
                                                   ------------    ------------

     Balance, December 31, 1999                    $    965,500    $     63,538
                                                   ============    ============

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1999

                                                                                    Accumulated
                                                                   Cost             Depreciation
                                                                 ----------         ------------
Property in Which the Partnership has a 27.42% Interest
  as Tenant-in-Common and has Invested in Under
  an Operating Lease:

     Balance, December 31, 1996                                  $       --         $       --
     Acquisition                                                  1,441,056                 --
     Depreciation expense                                                --             22,448
                                                                 ----------         ----------

     Balance, December 31, 1997                                   1,441,056             22,448
     Depreciation expense                                                --             24,200
                                                                 ----------         ----------

     Balance, December 31, 1998                                   1,441,056             46,648
     Depreciation expense                                                --             24,200
                                                                 ----------         ----------

     Balance, December 31, 1999                                  $1,441,056         $   70,848
                                                                 ==========         ==========

Property in Which the Partnership has a 36.91% Interest as Tenant-in-Common and has Invested in Under an Operating Lease:


     Balance, December 31, 1996                                  $       --         $       --
     Acquisition                                                    872,624                 --
     Depreciation expense                                                --             15,988
                                                                 ----------         ----------

     Balance, December 31, 1997                                     872,624             15,988
     Depreciation expense                                                --             17,234
                                                                 ----------         ----------

     Balance, December 31, 1998                                     872,624             33,222
     Depreciation expense                                                --             17,234
                                                                 ----------         ----------

     Balance, December 31, 1999                                  $  872,624         $   50,456
                                                                 ==========         ==========

Property of Joint Venture in Which the Partnership has a 25% Interest and has Invested in Under an Operating
  Lease:

     Balance, December 31, 1996                                  $       --         $       --
     Acquisition                                                    780,209                 --
     Depreciation expense                                                --             12,866
                                                                 ----------         ----------

     Balance, December 31, 1997                                     780,209             12,866
     Depreciation expense                                                --             16,097
                                                                 ----------         ----------

     Balance, December 31, 1998                                     780,209             28,963
     Depreciation expense                                                --             16,097
                                                                 ----------         ----------

     Balance, December 31, 1999                                  $  780,209         $   45,060
                                                                 ==========         ==========

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1999

                                                                                    Accumulated
                                                                      Cost          Depreciation
                                                                    --------        ------------
Property of Joint Venture in which the Partnership has a
  60.06% Interest and has Invested in under an
  Operating Lease:

     Balance, December 31, 1996                                     $     --          $     --
     Acquisition                                                     512,925                --
     Depreciation expense                                                 --               983
                                                                    --------          --------

     Balance, December 31, 1997                                      512,925               983
     Acquisition                                                       4,971                --
     Depreciation expense                                                 --            10,937
                                                                    --------          --------

     Balance, December 31, 1998                                      517,896            11,920
     Depreciation expense                                                 --            10,948
                                                                    --------          --------

     Balance, December 31, 1999                                     $517,896          $ 22,868
                                                                    ========          ========

Property of Joint Ventures in which the Partnership has a 30.94%% Interest and has Invested in under an Operating Lease:


     Balance, December 31, 1998                                     $     --          $     --
     Acquisitions                                                    351,015                --
     Depreciation expense (e)                                             --                --
                                                                    --------          --------

     Balance, December 31, 1999                                     $351,015          $     --
                                                                    ========          ========

Property of Joint Ventures in which the Partnership has a 24% Interest as Tenants-in-Common and has Invested in under an Operating Lease:


     Balance, December 31, 1998                                     $     --          $     --
     Acquisitions                                                    701,580                --
     Depreciation expense                                                 --            13,532
                                                                    --------          --------

     Balance, December 31, 1999                                     $701,580          $ 13,532
                                                                    ========          ========


(b) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and the joint venture for federal income tax purposes was $22,500,782 and $6,439,782, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 1999


(e) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) During the years ended December 31, 1997 and 1996, the Partnership purchased land and buildings from affiliates of the Partnership for aggregate costs of approximately $718,932 and $1,667,100, respectively. Such amounts are included in land and buildings on operating leases, net investment in direct financing leases, investment in joint ventures and other assets at December 31, 1999.

(g) During the year ended December 31, 1998, the Partnership received reimbursements from the developer of the property upon final reconciliation of total construction costs. In connection therewith, the land and building value was adjusted accordingly.

(h) This property was exchanged for a Boston Market previously owned and located in Troy, Ohio, during 1998.

                                  EXHIBIT INDEX


Exhibit Number
--------------

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