Form 10-Q
period 2000-03-31
CNL INCOME FUND XVII LTD
filed 2000-05-12
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended              March 31, 2000
                                          ---------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ________________________


                             Commission file number
                                     0-22485
                     ---------------------------------------


                           CNL Income Fund XVII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                       Florida                                                        59-3295393
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)

450 South Orange Avenue
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 540-2000
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

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk

Part II

   Other Information

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,             December 31,
                                                                               2000                    1999
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation and allowance for loss on land
       and building                                                           $ 20,606,541            $ 19,301,187
   Net investment in direct financing leases                                     1,832,148               1,840,583
   Investment in joint ventures                                                  1,973,307               1,967,017
   Cash and cash equivalents                                                       848,700               2,644,465
   Receivables, less allowance for doubtful accounts
       of $95,277 and $48,138, respectively                                         93,173                  77,686
   Due from related parties                                                          3,500                   3,939
   Accrued rental income                                                           740,506                 693,671
   Other assets                                                                      8,871                  33,415
                                                                         ------------------     -------------------

                                                                              $ 26,106,746            $ 26,561,963
                                                                         ==================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   16,374              $   87,143
   Accrued real estate taxes payable                                                     -                   2,041
   Distributions payable                                                           600,000                 600,000
   Due to related parties                                                           52,492                  23,597
   Rents paid in advance and deposits                                              138,412                 119,113
   Deferred rental income                                                           59,569                  60,439
                                                                         ------------------     -------------------
       Total liabilities                                                           866,847                 892,333

   Partners' capital                                                            25,239,899              25,669,630
                                                                         ------------------     -------------------

                                                                              $ 26,106,746            $ 26,561,963
                                                                         ==================     ===================


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                2000               1999
                                                                           ---------------     --------------
Revenues:
    Rental income from operating leases                                         $ 514,585          $ 596,824
    Adjustments to accrued rental income                                                -            (59,643 )
    Earned income from direct financing leases                                     38,030             92,314
    Interest and other income                                                      11,233             12,353
                                                                           ---------------     --------------
                                                                                  563,848            641,848
                                                                           ---------------     --------------

Expenses:
    General operating and administrative                                           40,500             32,467
    Professional services                                                          11,313              5,882
    Management fee to related party                                                 5,620              6,580
    Real estate taxes                                                               4,634                 --
    State and other taxes                                                          11,989             12,734
    Depreciation and amortization                                                  98,688             99,014
    Transaction costs                                                               7,380             32,528
                                                                           ---------------     --------------
                                                                                  180,124            189,205
                                                                           ---------------     --------------

Income Before Minority Interest in Income of Consolidated
    Joint Venture, Equity in Earnings of Unconsolidated
    Joint Ventures and Provision for Loss on Land and
    Buildings                                                                     383,724            452,643

Minority Interest in Income of Consolidated
    Joint Venture                                                                       -            (15,628 )

Equity in Earnings of Unconsolidated Joint Ventures                                43,483             40,890

Provision for Loss on Land and Buildings                                         (256,938 )               --
                                                                           ---------------     --------------
                                                                           ---------------     --------------

Net Income                                                                      $ 170,269          $ 477,905
                                                                           ===============     ==============

Allocation of Net Income:
    General partners                                                             $   (987 )         $   (990 )
    Limited partners                                                              171,256            478,895
                                                                           ---------------     --------------

                                                                                $ 170,269          $ 477,905
                                                                           ===============     ==============

Net Income Per Limited Partner Unit                                              $   0.06           $   0.16
                                                                           ===============     ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           3,000,000          3,000,000
                                                                           ===============     ==============

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended            Year Ended
                                                                               March 31,             December 31,
                                                                                  2000                   1999
                                                                           -------------------     ------------------
General partners:
    Beginning balance                                                             $    (4,460 )            $    (610 )
    Net income                                                                           (987 )               (3,850 )
                                                                           -------------------     ------------------
                                                                                       (5,447 )               (4,460 )
                                                                           -------------------     ------------------

Limited partners:
    Beginning balance                                                              25,674,090             26,230,971
    Net income                                                                        171,256              1,843,119
    Distributions ($0.20 and $0.80 per limited partner
       unit, respectively)                                                           (600,000 )           (2,400,000 )
                                                                           -------------------     ------------------
                                                                                   25,245,346             25,674,090
                                                                           -------------------     ------------------

Total partners' capital                                                          $ 25,239,899           $ 25,669,630
                                                                           ===================     ==================


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                2000               1999
                                                                           ---------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities
                                                                                $ 434,399          $ 593,112
                                                                           ---------------     --------------
    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases
                                                                               (1,630,164 )                -
       Investment in joint ventures                                                     -           (527,864 )
                                                                           ---------------     --------------
              Net cash used in investing activities                            (1,630,164 )         (527,864 )
                                                                           ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (600,000 )         (600,000 )
       Distributions to holder of minority interest                                     -            (12,298 )
                                                                           ---------------     --------------
              Net cash used in financing activities                              (600,000 )         (612,298 )
                                                                           ---------------     --------------

Net Decrease in Cash and Cash Equivalents                                      (1,795,765 )         (547,050 )

Cash and Cash Equivalents at Beginning of Quarter                               2,644,465          1,492,343
                                                                           ---------------     --------------

Cash and Cash Equivalents at End of Quarter                                     $ 848,700          $ 945,293
                                                                           ===============     ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                               $ 600,000          $ 600,000
                                                                           ===============     ==============

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVII, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                                 March 31, 2000        December 31,1999
                                                               -------------------     ------------------
                  Land                                                 $ 10,217,007            $ 9,384,719
                  Buildings                                              11,992,072             11,164,433
                                                               -------------------     ------------------
                                                                         22,209,079             20,549,152
                  Less accumulated depreciation                          (1,345,600)            (1,247,965)
                                                               -------------------     ------------------
                                                                         20,863,479             19,301,187
                  Less allowance for loss on land and
                      building                                             (256,938)                    --
                                                               -------------------     ------------------
                                                               -------------------

                                                                       $ 20,606,541           $ 19,301,187
                                                               ===================     ==================

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999

2.       Land and Buildings on Operating Leases - Continued:

         In January 2000, the Partnership reinvested the net sales proceeds it received from the 1999 sale of a property in a Baker's Square property located in Wilmette, Illinois, at an approximate cost of $1,630,200.

         At March 31, 2000, the Partnership recorded a provision for loss on land and building in the amount of $256,938 for financial reporting purposes relating to the Boston Market property in Long Beach, California. The tenant of this property filed for bankruptcy in October 1998 and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the property at March 31, 2000 and the current estimate of net realizable value for this property.

3.       Related Party Transactions:

         During the quarter ended March 31, 2000, the Partnership acquired one property from CNL BB Corp., an affiliate of the general partners, for a purchase price of approximately $1,630,200. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property was treated as belonging to the Partnership. For the quarter ended March 31, 2000, other income of the Partnership includes $2,296 of such amounts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited Partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 30 properties, which included interests in three properties owned by joint ventures in which the Partnership is a co-venturer and four properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $434,399 and $593,112 for the quarters ended March 31, 2000 and 1999, respectively. The decrease in cash from operations for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2000.

          In January 2000, the Partnership reinvested approximately $1,630,200 of the sales proceeds received from the 1999 sale of a Property in a Baker's Square Property in Wilmette, Illinois. The Partnership acquired the Property from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2000, the Partnership had $848,700 invested in such short-term investments, as compared to $2,644,465 at December 31, 1999. The decrease in short-term investments at March 31, 2000 was primarily due to the fact that in January 2000, the Partnership invested in a Property in Wilmette, Illinois, as described above. The funds remaining at March 31, 2000, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $600,000 for each of the quarters ended March 31, 2000 and 1999. This represents distributions for each applicable quarter of $0.20 per unit. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $866,847 at March 31, 2000, from $892,333 at December 31, 1999, primarily as a result of a decrease in accounts payable at March 31, 2000 as compared to December 31, 1999. The decrease in liabilities was partially offset by an increase in due to related parties at March 31, 2000 as compared to December 31, 1999. Total liabilities at March 31, 2000, to the extent they exceed cash and cash equivalents at March 31, 2000, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 1999, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, owned and leased 23 wholly owned Properties (including one Property owned by CNL/GC El Cajon Joint Venture, which was sold in 1999) to operators of fast-food and family-style restaurant chains. During the quarter ended March 31, 2000, the Partnership owned and leased 23 wholly owned Properties. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $552,615 and $629,495, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was partially attributable to the fact that in April 1999, the tenant of three Boston Market Properties filed for bankruptcy and rejected the leases, vacated the Properties and ceased making rental payments on two of its three leases. The decrease for the quarter ended March 31, 2000 was partially offset by the fact that during the quarter ended March 31, 1999, rental and earned income was lower because in conjunction with the two rejected leases, the Partnership wrote off approximately $60,000 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the term of the lease in accordance with generally accepted accounting principles) relating to the two rejected leases. No such amounts were written off during the quarter ended March 31, 2000. The Partnership will not recognize rental and earned income from these two Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from the sale are reinvested in additional Properties. The lost revenues resulting from the rejection of the two leases and the possible rejection of the third lease could have an adverse effect of the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. While the tenant has not rejected or affirmed the remaining lease, there can be no assurance that the lease will not be rejected in the future.

         Rental and earned income also decreased during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, as a result of the Partnership establishing an allowance for doubtful accounts of approximately $44,100 for past due rental amounts relating to three Properties in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         In addition, rental and earned income decreased by approximately $78,800 during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, as a result of the sale of the Property owned by the Partnership's former consolidated joint venture, CNL/GC El Cajon Joint Venture. The decrease was partially offset by an increase in rental and earned income of approximately $26,900 due to the fact that during January 2000, the Partnership reinvested the net sales proceeds in a Property in Wilmette, Illinois, as described above in "Capital Resources."

        During the quarters ended March 31, 2000 and 1999, the Partnership owned and leased three Properties with affiliates as tenants-in-common and four Properties indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $43,483 and $40,890, respectively, attributable to net income earned by these joint ventures.

        Operating expenses, including depreciation and amortization expense, were $180,124 and $189,205 for the quarters ended March 31, 2000 and 1999, respectively. The decrease in operating expenses was primarily due to the fact that the Partnership incurred $7,380 and $32,528 during the quarters ended March 31, 2000 and 1999, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the terminated merger with CNL American Properties Fund, Inc. ("APF"). On June 3, 1999, the general partners, on behalf of the Partnership, and APF agreed that it would be in the best interests of the Partnership, and APF that APF not attempt to acquire the Partnership in the acquisition. Therefore, in June 1999, APF entered into a termination agreement with the general partners of the Partnership. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

        During the quarter ended March 31, 2000, the Partnership recorded a provision for loss on land and building in the amount of $256,938 for financial reporting purposes relating to the Boston Market Property in Long Beach, California. The tenant of this Property filed for bankruptcy in October 1998 and ceased payment of rents under the terms of its lease agreement. The allowance at March 31, 2000 represents the difference between the carrying value of the Property at March 31, 2000 and the current estimate of net realizable value for this Property.

Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not applicable.

                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings.

                        On May 11, 1999, four limited partners in several CNL
               Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund Partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No.
               CIO-99-0003561.

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

                        On  September  23,  1999,  Judge  Lawrence   Kirkwood
               entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

                        On April 25, 2000, Judge Kirkwood issued a Stipulated
               Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

Item 2.        Changes in Securities.       Inapplicable.

Item 3.        Default upon Senior Securities.   Inapplicable.

Item 4.        Submission of Matters to a Vote of Security Holders.Inapplicable.

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

              27           Financial Data Schedule (Filed herewith.)

(b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2000


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