Form 10-Q
period 2000-06-30
CNL INCOME FUND XVII LTD
filed 2000-08-14
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-22485
                     ---------------------------------------


                           CNL Income Fund XVII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                59-3295393
----------------------------------------------  --------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801-3336
----------------------------------------------  ------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                     (407) 540-2000
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






                                    CONTENTS





Part I                                                                           Page
   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                        1

                  Condensed Statements of Income                                  2

                  Condensed Statements of Partners' Capital                       3

                  Condensed Statements of Cash Flows                              4

                  Notes to Condensed Financial Statements                         5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            7-10

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                      10

Part II

   Other Information                                                            11-14







                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                            June 30,             December 31,
                                                                              2000                   1999
                                                                        ------------------     ------------------
                              ASSETS

  Land and buildings on operating leases, less
      accumulated depreciation and allowance for loss on land
      and building                                                           $ 20,410,475           $ 19,301,187
  Net investment in direct financing leases                                     1,823,498              1,840,583
  Investment in joint ventures                                                  1,976,741              1,967,017
  Cash and cash equivalents                                                       799,386              2,644,465
  Receivables, less allowance for doubtful accounts
      of $72,329 and $48,138, respectively                                        108,926                 77,686
  Due from related parties                                                          3,500                  3,939
  Prepaid expenses                                                                 15,661                     --
  Accrued rental income                                                           641,591                693,671
  Other assets                                                                      1,526                 33,415
                                                                        ------------------     ------------------

                                                                             $ 25,781,304           $ 26,561,963
                                                                        ==================     ==================

                LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                             $   18,505             $   87,143
  Accrued real estate taxes payable                                                    --                  2,041
  Distributions payable                                                           600,000                600,000
  Due to related parties                                                           84,816                 23,597
  Rents paid in advance and deposits                                              135,558                119,113
  Deferred rental income                                                           58,699                 60,439
                                                                        ------------------     ------------------
      Total liabilities                                                           897,578                892,333

  Partners' capital                                                            24,883,726             25,669,630
                                                                        ------------------     ------------------

                                                                             $ 25,781,304           $ 26,561,963
                                                                        ==================     ==================

            See accompanying notes to condensed financial statements




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME



                                                              Quarter Ended                     Six Months Ended
                                                                 June 30,                           June 30,
                                                          2000              1999              2000             1999
                                                      -------------     -------------     -------------    --------------
Revenues:
    Rental income from operating leases                   $578,430         $ 567,883       $ 1,093,015       $ 1,164,707
    Adjustments to accrued rental income                  (141,469 )              --          (141,469 )         (59,643 )
    Earned income from direct financing leases              45,912            91,379            83,942           183,693
    Interest and other income                               10,972            61,349            22,205            41,174
                                                      -------------     -------------     -------------    --------------
                                                           493,845           720,611         1,057,693         1,329,931
                                                      -------------     -------------     -------------    --------------

Expenses:
    General operating and administrative                    44,777            26,922            85,277            59,389
    Professional services                                   15,414             5,297            26,727            11,179
    Management fees to related party                         6,414             6,399            12,034            12,979
    Real estate taxes                                       17,161             4,861            21,795             4,861
    State and other taxes                                       75                --            12,064            12,734
    Depreciation and amortization                          100,435            95,323           199,123           194,337
    Transaction costs                                       16,002                --            23,382                --
                                                      -------------     -------------     -------------    --------------
                                                           200,278           138,802           380,402           295,479
                                                      -------------     -------------     -------------    --------------

Income Before Minority Interest in Income of
Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures,
    and Provision for Loss on Land and Building            293,567           581,809           677,291         1,034,452

Minority Interest in Income of Consolidated
    Joint Venture                                               --           (15,808 )              --           (31,436 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                                46,944            46,794            90,427            87,684

Provision for Loss on Land and Building                    (96,684 )              --          (353,622 )              --
                                                      -------------     -------------     -------------    --------------

Net Income                                               $ 243,827         $ 612,795         $ 414,096       $ 1,090,700
                                                      =============     =============     =============    ==============

Allocation of Net Income (Loss):
    General partners                                     $  (1,004 )        $   (103 )       $  (1,991 )       $  (1,093 )
    Limited partners                                       244,831           612,898           416,087         1,091,793
                                                      -------------     -------------     -------------    --------------

                                                         $ 243,827         $ 612,795         $ 414,096       $ 1,090,700
                                                      =============     =============     =============    ==============

Net Income Per Limited Partner Unit                       $   0.08          $   0.20          $   0.14          $   0.36
                                                      =============     =============     =============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                    3,000,000         3,000,000         3,000,000         3,000,000
                                                      =============     =============     =============    ==============

            See accompanying notes to condensed financial statements





                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                            Six Months Ended
                                                                                                      Year Ended
                                                                                June 30,             December 31,
                                                                                  2000                   1999
                                                                           -------------------     ------------------
General partners:
    Beginning balance                                                             $    (4,460 )            $    (610 )
    Net loss                                                                           (1,991 )               (3,850 )
                                                                           -------------------     ------------------
                                                                                       (6,451 )               (4,460 )
                                                                           -------------------     ------------------

Limited partners:
    Beginning balance                                                              25,674,090             26,230,971
    Net income                                                                        416,087              1,843,119
    Distributions ($0.40 and $0.80 per limited partner
       unit, respectively)                                                         (1,200,000 )           (2,400,000 )
                                                                           -------------------     ------------------
                                                                           -------------------     ------------------
                                                                                   24,890,177             25,674,090
                                                                           -------------------     ------------------
                                                                           -------------------     ------------------

Total partners' capital                                                          $ 24,883,726           $ 25,669,630
                                                                           ===================     ==================

See accompanying notes to condensed financial statements



                                            CNL INCOME FUND XVII, LTD.
                                          (A Florida Limited Partnership)
                                        CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               2000                 1999
                                                                          ----------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 985,097          $1,230,304
                                                                          ----------------     ---------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating leases
                                                                               (1,630,164 )                --
       Investment in joint ventures                                                   (12 )          (527,864 )
                                                                          ----------------     ---------------
              Net cash used in investing activities                            (1,630,176 )          (527,864 )
                                                                          ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,200,000 )        (1,200,000 )
       Distributions to holder of minority interest                                    --             (24,583 )
                                                                          ----------------     ---------------
              Net cash used in financing activities                            (1,200,000 )        (1,224,583 )
                                                                          ----------------     ---------------

Net Decrease in Cash and Cash Equivalents                                      (1,845,079 )          (522,143 )

Cash and Cash Equivalents at Beginning of Period                                2,644,465           1,492,343
                                                                          ----------------     ---------------

Cash and Cash Equivalents at End of Period                                      $ 799,386           $ 970,200
                                                                          ================     ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                                $ 600,000            $600,000
                                                                          ================     ===============

           See accompanying notes to condensed financial statements.




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVII, Ltd. (the "Partnership") for the year ended December 31, 1999.

         Certain items in the prior years' financial statements have been reclassified to conform to 2000 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:


                                                                    June 30,              December 31,
                                                                      2000                    1999
                                                               -------------------     -------------------
                  Land                                                $ 10,217,007            $ 9,384,719
                  Buildings                                             11,992,072             11,164,433
                                                               -------------------     -------------------
                                                                        22,209,079             20,549,152
                  Less accumulated depreciation                         (1,444,982 )           (1,247,965  )
                                                               -------------------     -------------------
                                                                        20,764,097             19,301,187
                  Less allowance for loss on land and
                      building                                            (353,622 )                   --
                                                               -------------------     -------------------

                                                                      $ 20,410,475           $ 19,301,187
                                                               ===================     ===================




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 Quarters and Six Months Ended June 30, 2000 and 1999


2.       Land and Buildings on Operating Leases - Continued:

         In January 2000, the Partnership reinvested the net sales proceeds it received from the 1999 sale of a property in a Baker's Square property located in Wilmette, Illinois, at an approximate cost of $1,630,200 (see Note 3).

         During the six months ended June 30, 2000, the Partnership recorded a provision for loss on land and building in the amount of $353,622 for financial reporting purposes relating to the Boston Market property in Long Beach, California. The tenant of this property filed for bankruptcy in October 1998 and discontinued payment of rents. The allowance represented the difference between the carrying value of the property at June 30, 2000 and the estimated net realizable value for the property.

3.       Related Party Transactions:

         During the six months ended June 30, 2000, the Partnership acquired a property in Wilmette, Illinois, from CNL BB Corp., an affiliate of the general partners, for a purchase price of approximately $1,630,200 (see
         Note 2). CNL BB Corp. had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property were treated as belonging to the Partnership. For the six months ended June 30, 2000, other income of the Partnership includes $2,296 of such amounts.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited Partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 30 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $985,097 and $1,230,304 for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash from operations for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter and six months ended June 30, 2000.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2000, the Partnership had $799,386 invested in such short-term investments, as compared to $2,644,465 at December 31, 1999. The decrease in short-term investments at June 30, 2000 was primarily due to the fact that in January 2000, the Partnership invested in a Property in Wilmette, Illinois, as described above. The funds remaining at June 30, 2000, will be used to pay distributions and other liabilities.


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

         Total liabilities of the Partnership, including distributions payable, increased to $897,578 at June 30, 2000, from $892,333 at December 31, 1999.
Total liabilities at June 30, 2000, to the extent they exceed cash and cash equivalents at June 30, 2000, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from general partners' contributions.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,200,000 for each of the six months ended June 30, 2000 and 1999 ($600,000 for each of the quarters ended June 30, 2000 and 1999). This represents distributions for each applicable six months of $0.40 per unit ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the six months ended June 30, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, owned and leased 23 wholly owned Properties (including one Property which was sold in 1999) to operators of fast-food and family-style restaurant chains. During 1999, the Partnership liquidated its interest in CNL/GC El Cajon Joint Venture. During the six months ended June 30, 2000, the Partnership owned and leased 23 wholly owned Properties. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $1,035,488 and $1,288,757, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $482,873 and $659,262 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was partially attributable to the fact that in April 1999, the tenant of three Boston Market Properties filed for bankruptcy and for two of the three Properties it leased, rejected the leases, vacated the Properties and discontinued making rental payments. The decrease in rental income for the six months ended June 30, 2000 was partially offset by the fact that during the six months ended June 30, 1999, rental and earned income was lower because in conjunction with the two rejected leases, the Partnership reversed approximately $60,000 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease relating to the two rejected leases. In addition, in July 2000, the lease relating to the third Property was rejected. In connection therewith, during the quarter and six months ended June 30, 2000, the Partnership established an allowance for doubtful accounts for past due amounts and reversed approximately $35,000 in accrued rental income relating to this Property. The Partnership will not recognize rental and earned income from these three Properties until new tenants are located or until the Properties are sold and the proceeds from the sales are reinvested in additional Properties. The lost revenues resulting from the rejection of the three leases has and will continue to have an adverse effect of the results of operations of the Partnership until the Partnership is able to re-lease these Properties. The Partnership is currently seeking either new tenants or purchasers for these Properties.

         Rental and earned income also decreased during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, as a result of the Partnership establishing, during the six months ended June 30, 2000, an allowance for doubtful accounts of approximately $27,600 for past due rental amounts relating to a Property in Mesquite, Nevada, and Kentwood, Michigan, in accordance with the Partnership's policy. During the quarter and six months ended June 30, 2000, the tenant of the Property in Kentwood, Michigan defaulted under the terms of its lease, discontinued operations of the restaurant and discontinued making rental payments. As a result, the Partnership reversed approximately $106,400 of accrued rental income relating to this Property during the quarter and six months ended June 30, 2000. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         In addition, rental and earned income decreased by approximately $78,800 and $157,600 during the quarter and six months ended June 30, 2000, respectively, as compared to the quarter and six months ended June 30, 1999, as a result of the sale of the Property owned by CNL/GC El Cajon Joint Venture. The decrease was partially offset by an increase in rental, earned and contingent rental income of approximately $43,800 and $73,500 during the quarter and six months ended June 30, 2000, respectively, due to the fact that during January 2000, the Partnership reinvested the net sales proceeds in a Property in Wilmette, Illinois, as described above in "Capital Resources."

        During the six months ended June 30, 2000 and 1999, the Partnership owned and leased three Properties with affiliates as tenants-in-common and four Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $90,427 and $87,684, respectively, attributable to net income earned by these joint ventures, $46,944 and $46,794 of which were earned during the quarters ended June 30, 2000 and 1999, respectively.

         Operating expenses, including depreciation and amortization expense, were $380,402 and $295,479 for the six months ended June 30, 2000 and 1999, respectively, of which $200,278 and $138,802 were incurred for the quarters ended June 30, 2000 and 1999, respectively. The increase in operating expenses was partially due to the fact that the Partnership incurred $16,002 and $23,382 during the quarter and six months ended June 30, 2000, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the terminated merger of the Partnership with and into CNL American Properties Fund, Inc. ("APF").

        Additionally, the increase in operating expenses during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was partially attributable to an increase in insurance, legal fees, maintenance and real estate taxes incurred as a result of the facts that
(i) the tenant of three Boston Market Properties filed for bankruptcy, rejected the leases and discontinued making rental payments and (ii) the tenant of the Property in Kentwood, Michigan vacated the Property and discontinued making rental payments to the Partnership, each as described above. The Partnership will continue to incur such expenses relating to these Properties until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties. In addition, operating expenses were higher during the quarter and six months ended June 30, 2000 due to an increase in administrative expenses for servicing the Partnership and its Properties.

        During the quarter and six months ended June 30, 2000, the Partnership recorded provisions for loss on land and building of $96,684 and $353,622, respectively, for financial reporting purposes relating to the Boston Market Property in Long Beach, California. The tenant of this Property filed for bankruptcy in October 1998 and discontinued payment of rents. The allowance at June 30, 2000 represented the difference between the carrying value of the Property and the estimated net realizable value for the Property as of such date.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1. "Legal Proceedings," in 1999, two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.



                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.

                  On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles
                  A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

                  On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case No. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger. The plaintiff sought unspecified damages and equitable relief.

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

                           27         Financial Data Schedule (Filed herewith.)

                           (b)        Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of August, 2000


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