Form 10-Q
period 2000-09-30
CNL INCOME FUND XVII LTD
filed 2000-11-13
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to _____________________

                             Commission file number
                                     0-22485
                     ---------------------------------------


                           CNL Income Fund XVII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                           59-3295393
---------------------------------------              ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801-3336
---------------------------------------              ------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
                                                     ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                   Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8-12

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                             12

Part II

   Other Information                                                      13-15

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                          September 30,          December 31,
                                                                              2000                   1999
                                                                        ------------------     ------------------
                              ASSETS

  Land and buildings on operating leases, less
      accumulated depreciation and allowance for loss
      land and building                                                      $ 19,378,478           $ 19,301,187
  Net investment in direct financing leases                                     1,814,629              1,840,583
  Investment in joint ventures                                                  1,968,025              1,967,017
  Cash and cash equivalents                                                     1,226,659              2,644,465
  Receivables, less allowance for doubtful accounts
      of $169,255 and $48,138, respectively                                        59,341                 77,686
  Due from related parties                                                          3,500                  3,939
  Accrued rental income                                                           650,504                693,671
  Other assets                                                                     20,029                 33,415
                                                                        ------------------     ------------------

                                                                             $ 25,121,165           $ 26,561,963
                                                                        ==================     ==================

                LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                           $    12,326            $    87,143
  Accrued real estate taxes payable                                                13,235                  2,041
  Distributions payable                                                           600,000                600,000
  Due to related parties                                                           65,315                 23,597
  Rents paid in advance and deposits                                               92,742                119,113
  Deferred rental income                                                           63,468                 60,439
                                                                        ------------------     ------------------
      Total liabilities                                                           847,086                892,333

  Partners' capital                                                            24,274,079             25,669,630
                                                                        ------------------     ------------------

                                                                             $ 25,121,165           $ 26,561,963
                                                                        ==================     ==================


           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                Quarter Ended                     Nine Months Ended
                                                                September 30,                       September 30,
                                                            2000              1999              2000             1999
                                                        -------------     -------------     -------------    --------------
Revenues:
    Rental income from operating leases                    $ 481,900         $ 547,665       $ 1,574,915       $ 1,712,372
    Adjustments to accrued rental income                          --          (161,610 )        (141,469 )        (221,253 )
    Earned income from direct financing leases                31,363            91,757           115,305           275,450
    Interest and other income                                  1,849            10,307            24,054            51,481
                                                        -------------     -------------     -------------    --------------
                                                             515,112           488,119         1,572,805         1,818,050
                                                        -------------     -------------     -------------    --------------

Expenses:
    General operating and administrative                      39,996            31,331           125,273            90,720
    Professional services                                     18,310             8,096            45,037            19,275
    Real estate taxes                                         32,298             6,828            54,093            11,689
    Management fees to related party                           5,153             6,226            17,187            19,205
    State and other taxes                                         --                --            12,064            12,734
    Depreciation and amortization                             99,915            95,324           299,038           289,661
    Transaction costs                                             --                --            23,382                --
                                                        -------------     -------------     -------------    --------------
                                                             195,672           147,805           576,074           443,284
                                                        -------------     -------------     -------------    --------------

Income (Loss) Before Minority Interest in
    (Income) Losses of Consolidated Joint Venture,
    Equity in Earnings of Unconsolidated Joint
    Ventures, Gain on Sale of Land and
    Buildings and Provision for Losses on Land
    and Buildings                                            319,440           340,314           996,731         1,374,766

Minority Interest in (Income) Losses  of
    Consolidated  Joint Venture                                   --            16,464                --           (14,972 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                                  38,899            47,058           129,326           134,742

Gain on Sale of Land and Buildings                            17,447                --            17,447                --

Provision for Losses on Land and Buildings                  (385,433 )              --          (739,055 )              --
                                                        -------------     -------------     -------------    --------------

Net Income (Loss)                                          $  (9,647 )       $ 403,836         $ 404,449       $ 1,494,536
                                                        =============     =============     =============    ==============

Allocation of Net Income (Loss):
    General partners                                       $   3,461         $  (1,803 )        $  1,470        $   (2,896 )
    Limited partners                                         (13,108 )         405,639           402,979         1,497,432
                                                        -------------     -------------     -------------    --------------

                                                           $  (9,647 )       $ 403,836         $ 404,449       $ 1,494,536
                                                        =============     =============     =============    ==============

Net Income (Loss) Per Limited Partner Unit                 $    0.00         $    0.14         $    0.13       $      0.50
                                                        =============     =============     =============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                      3,000,000         3,000,000         3,000,000         3,000,000
                                                        =============     =============     =============    ==============

           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Nine Months Ended             Year Ended
                                                                          September 30,              December 31,
                                                                               2000                      1999
                                                                     -------------------------    --------------------

General partners:
    Beginning balance                                                           $      (4,460 )            $     (610 )
    Net income                                                                          1,470                  (3,850 )
                                                                     -------------------------    --------------------
                                                                                       (2,990 )                (4,460 )
                                                                     -------------------------    --------------------

Limited partners:
    Beginning balance                                                              25,674,090              26,230,971
    Net income                                                                        402,979               1,843,119
    Distributions ($0.60 and $0.80 per limited partner
       unit, respectively)                                                         (1,800,000 )            (2,400,000 )
                                                                     -------------------------    --------------------
                                                                                   24,277,069              25,674,090
                                                                     -------------------------    --------------------

Total partners' capital                                                        $   24,274,079            $ 25,669,630
                                                                     =========================    ====================



           See accompanying notes to condensed financial statements.


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                               2000                 1999
                                                                          ----------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $1,405,009          $1,960,792
                                                                          ----------------     ---------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating
          leases                                                               (1,630,164 )                --
       Proceeds from sale of land and buildings                                   607,361                  --
       Investment in joint ventures                                                   (12 )          (527,864 )
                                                                          ----------------     ---------------
              Net cash used in investing activities                            (1,022,815 )          (527,864 )
                                                                          ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,800,000 )        (1,800,000 )
       Distributions to holder of minority interest                                    --             (36,963 )
                                                                          ----------------     ---------------
              Net cash used in financing activities                            (1,800,000 )        (1,836,963 )
                                                                          ----------------     ---------------

Net Decrease in Cash and Cash Equivalents                                      (1,417,806 )          (404,035 )

Cash and Cash Equivalents at Beginning of Period                                2,644,465           1,492,343
                                                                          ----------------     ---------------

Cash and Cash Equivalents at End of Period                                     $1,226,659          $1,088,308
                                                                          ================     ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                               $  600,000          $  600,000
                                                                          ================     ===============


           See accompanying notes to condensed financial statements.


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                                  September 30,           December 31,
                                                                      2000                    1999
                                                               -------------------     -------------------
                  Land                                                $  9,956,495           $  9,384,719
                  Buildings                                             11,661,973             11,164,433
                                                               -------------------     -------------------
                                                                        21,618,468             20,549,152
                  Less accumulated depreciation                         (1,500,935 )           (1,247,965  )
                                                               -------------------     -------------------
                                                                        20,117,533             19,301,187
                  Less allowance for loss on land and
                      building                                            (739,055 )                   --
                                                               -------------------     -------------------

                                                                      $ 19,378,478           $ 19,301,187
                                                               ===================     ===================

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


2.       Land and Buildings on Operating Leases - Continued:

         In January 2000, the Partnership reinvested the net sales proceeds it received from the 1999 sale of a property in a Baker's Square property located in Wilmette, Illinois, at an approximate cost of $1,630,200 (see Note 3).

         In September 2000, the Partnership sold its Popeyes property in Warner Robins, Georgia for a total of $609,861 and received net sales proceeds of approximately $607,400 resulting in a gain of $17,447 for financial reporting purposes. This property was originally acquired by the Partnership in October 1996 and had costs totaling approximately $563,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore the Partnership sold this property for a total of approximately $44,400 in excess of its original purchase price.

         As of September 30, 2000, the Partnership had established provisions for losses on land and buildings of $739,055, for financial reporting purposes relating to the Boston Market properties in Long Beach and Inglewood, California. The tenant of these properties filed for bankruptcy in October 1998 and discontinued payments of rents. The allowance represents the difference between the net carrying values of the properties at September 30, 2000 and the estimated net realizable values of the properties. The Partnership sold the property in Long Beach, California, in October 2000. (See Note 4).

3.       Related Party Transactions:

         During the nine months ended September 30, 2000, the Partnership acquired a property in Wilmette, Illinois, from CNL BB Corp., an affiliate of the general partners, for a purchase price of approximately $1,630,200 (see Note 2). CNL BB Corp. had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property were treated as belonging to the Partnership. For the nine months ended September 30, 2000, other income of the Partnership includes $2,296 of such amounts.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


4.       Subsequent Events:

         In October 2000, the Partnership sold its property in Long Beach, California to an unrelated third party and received net sales proceeds of approximately $530,000. No additional loss was recorded in October for financial reporting purposes from the sale of the property due to the fact that the Partnership had recorded a provision for loss on land and building as of September 30, 2000. (See Note 2).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited Partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 29 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,405,009 and $1,960,792 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash from operations for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2000.

         In January 2000, the Partnership reinvested approximately $1,630,200 of the sales proceeds received from the 1999 sale of a Property in a Baker's Square Property in Wilmette, Illinois. The Partnership acquired the Property from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire and carry the Property, including closing costs.

         In September 2000, the Partnership sold its Popeyes Property in Warner Robins, Georgia for a total of $609,861 and received net sales proceeds of approximately $607,400, resulting in a gain of $17,447 for financial reporting purposes. This property was originally acquired by the Partnership in October 1996 and had costs totaling approximately $563,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore the Partnership sold this properties for a total of approximately $44,400 in excess of its original purchase price. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In October 2000, the Partnership sold its Property in Long Beach, California, and received net sales proceeds of approximately $530,000. The Partnership intends to reinvest the net sales proceeds in an additional Property or to pay distributions and other Partnership liabilities.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties, pending the reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2000, the Partnership had $1,226,659 invested in such short-term investments, as compared to $2,644,465 at December 31, 1999. The decrease in short-term investments at September 30, 2000 was primarily due to the fact that in January 2000, the Partnership invested in a Property in Wilmette, Illinois, as described above. The funds remaining at September 30, 2000, after payment of distributions for the quarter ended September 30, 2000, and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         Total liabilities of the Partnership, including distributions payable, decreased to $847,086 at September 30, 2000, from $892,333 at December 31, 1999. The decrease in liabilities was primarily attributable to a decrease in accounts payable at September 30, 2000, as compared to December 31, 1999. This decrease was partially offset by an increase in amounts due to related parties at September 30, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,800,000 for each of the nine months ended September 30, 2000 and 1999 ($600,000 for each of the quarters ended September 30, 2000 and 1999). This represents distributions for each applicable nine months of $0.60 per unit ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 1999, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, owned and leased 23 wholly owned Properties (including one Property which was sold in 1999) to operators of fast-food and family-style restaurant chains. During 1999, the Partnership liquidated its interest in CNL/GC El Cajon Joint Venture. During the nine months ended September 30, 2000, the Partnership owned and leased 23 wholly owned Properties (including one Property which was sold in 2000) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $1,548,751 and $1,766,569, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $513,263 and $477,812 of which was earned during the quarters ended September 30, 2000 and 1999, respectively.

         The decrease in rental and earned income during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was partially attributable to the fact that in April 1999, the tenant of three Boston Market Properties filed for bankruptcy, rejected the leases, vacated the Properties and discontinued making rental payments for two of the three Properties it leased. As a result of the lease rejections, rental and earned income decreased by approximately $55,500 for the nine months ended September 30, 2000. The decrease in rental and earned income was partially offset by the fact that during the nine months ended September 30, 1999, in conjunction with the two rejected leases, the Partnership reversed approximately $60,000 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the terms of the leases relating to the two rejected leases. No reversal of accrued rental income occurred during the nine months ended September 30, 2000, related to this Property. In July 2000, the lease relating to the third Property in Houston, Texas, was rejected resulting in a decrease of $14,600 and $21,600 of rental and earned income for the quarter and nine months ended September 30, 2000, respectively. In connection therewith, during the nine months ended September 30, 2000, the Partnership reversed approximately $35,100 in accrued rental income relating to this Property. The Partnership will not recognize rental and earned income from these three Properties until new tenants are located or until the Properties are sold and the proceeds from the sales are reinvested in additional Properties. The lost revenues resulting from the rejection of the three leases has and will continue to have an adverse effect of the results of operations of the Partnership until the Partnership is able to re-lease these Properties. The Partnership is currently seeking either new tenants or purchasers for these Properties.

         Rental and earned income also decreased during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, as a result of the Partnership increasing the allowance for doubtful accounts by approximately $70,000 and $97,600, during the quarter and nine months ended September 30, 2000, respectively, for past due rental amounts relating to Properties in Mesquite, Nevada, and Kentwood, Michigan, in accordance with the Partnership's policy. During nine months ended September 30, 2000, the tenant of the Property in Kentwood, Michigan defaulted under the terms of its lease, discontinued operations of the restaurant and discontinued making rental payments. As a result, the Partnership reversed approximately $106,400 of accrued rental income relating to this Property during the nine months ended September 30, 2000. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         Rental and earned income decreased by approximately $79,700 and $238,300 during the quarter and nine months ended September 30, 2000, respectively, due to the fact that in 1999, the Partnership's consolidated joint venture, CNL/GC El Cajon Joint Venture, sold its Property and dissolved the joint venture. In conjunction with the sale of the Property, the Partnership reversed approximately $161,600 of accrued rental income during the quarter and nine months ended September 30, 1999.

         Rental and earned income increased by approximately $43,800 and $117,400 during the quarter and nine months ended September 30, 2000, respectively, due to the fact that during January 2000, the Partnership reinvested the net sales proceeds received from the sale of a Property, in a Property in Wilmette, Illinois, as described above in "Capital Resources."

         During  the  nine  months  ended  September  30,  2000  and  1999,  the
Partnership owned and leased three Properties with affiliates as tenants-in-common and four Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $129,326 and $134,742, respectively, attributable to net income earned by these joint ventures, $38,899 and $47,058 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The decrease in net income earned by these joint ventures was attributable to the fact that one of the joint ventures established a reserve for doubtful accounts for past due amounts in accordance with the Partnership's policy. The joint venture will pursue collection of these past due amounts and will recognize such amounts as income when collected.

         Operating expenses, including depreciation and amortization expense, were $576,074 and $443,284 for the nine months ended September 30, 2000 and 1999, respectively, of which $195,672 and $147,805 were incurred for the quarters ended September 30, 2000 and 1999, respectively. The increase in operating expenses during the nine months ended September 30, 2000 was partially due to the fact that during the nine months ended September 30, 2000, the Partnership incurred $23,382 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the subsequently terminated merger of the Partnership with and into CNL American Properties Fund, Inc. ("APF").

         Additionally, the increase in operating expenses during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was partially attributable to an increase in insurance, legal fees, maintenance and real estate taxes incurred as a result of the facts that (i) the tenant of three Boston Market Properties filed for bankruptcy, rejected the leases and discontinued making rental payments and (ii) the tenant of the Property in Kentwood, Michigan vacated the Property and discontinued making rental payments to the Partnership, each as described above. The Partnership will continue to incur such expenses relating to these Properties until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties. In addition, operating expenses were higher during the quarter and nine months ended September 30, 2000 due to an increase in administrative expenses for servicing the Partnership and its Properties.

         As described above in "Capital Resources," during the quarter and nine months ended September 30, 2000, the Partnership sold the Property in Warner Robins, Georgia, resulting in a gain of $17,447 for financial reporting purposes. No Properties were sold during the quarter and nine months ended September 30, 1999.

         During the nine months ended September 30, 2000, the Partnership recorded provisions for losses on land and building of $739,055 for financial reporting purposes relating to the Boston Market Properties in Long Beach and Inglewood, California. The tenant of these Properties filed for bankruptcy in October 1998 and discontinued payment of rents. The allowance at September 30, 2000 represented the difference between the carrying values of the Properties and the estimated net realizable values for the Properties as of such date. In October 2000, the Partnership sold the Property in Long Beach, California, as described above in "Capital Resources". No additional loss was recorded in October as a result of the sale of the Property in Long Beach, California for financial reporting purposes due to the fact that the Partnership had recorded a provision for loss on land and building as of September 30, 2000.


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

                 27       Financial Data Schedule (Filed herewith.)

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of November, 2000.


                                         CNL INCOME FUND XVII, LTD.

                                         By: CNL REALTY CORPORATION
                                             General Partner


                                             By:/s/ James M. Seneff, Jr.
                                                -----------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                             By:/s/ Robert A. Bourne
                                                -----------------------------
                                                ROBERT A. BOURNE
                                                President and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)