Form 10-K
period 2000-12-31
CNL INCOME FUND XVII LTD
filed 2001-03-30
CIK 943718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 3,000,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $10 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,400,000 and were used as of December 31, 1998, to acquire 29 Properties, pay acquisition fees totalling $1,350,000 and to establish a working capital reserve for Partnership purposes. The 29 Properties include four Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the General Partners as tenants-in-common. During 1998, the Partnership received $306,100 in a reimbursement from the developer of the Properties in Aiken, South Carolina and Weatherford, Texas, upon final reconciliation of total construction costs.
During 1999, the Partnership invested these amounts, along with other net offering proceeds, in a Property in Zephyrhills, Florida, with an affiliate as tenants-in-common, and entered into a joint venture arrangement, Ocean Shores Joint Venture, with an affiliate of the General Partners to purchase and hold one Property in Ocean Shores, Washington, indirectly through a joint venture in which the Partnership is a co-venturer. In addition, during 1999, CNL/GC El Cajon Joint Venture, in which the Partnership owned an 80 percent interest, sold its Property to the tenant and the Partnership received a return of capital from the net sales proceeds. In January 2000, the Partnership reinvested the majority of the net sales proceeds received from El Cajon Joint Venture in a Property in Wilmette, Illinois. In addition, during 2000, the Partnership sold its Properties in Warner Robins, Georgia and Long Beach, California.

         As a result of the above transactions, as of December 31, 2000, the Partnership owned 28 Properties. The 28 Properties include three Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common. In January 2001, the Partnership sold its Property in Houston, Texas to an unrelated third party resulting in a gain for financial reporting purposes. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties provide for initial terms ranging from 15 to 20 years (the average being 18 years) and expire between 2011 and 2019. The majority of the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $57,300 to $190,000. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 21 of the Partnership's 28 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to the terms of the lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 1998, the tenants of three Boston Market Properties, Boston Chicken, Inc., Bostonwest L.L.C. and BCBM Southwest L.P., filed for bankruptcy. In April 1999 and July 2000, the tenant rejected two and one, respectively, of the leases relating to these Properties. The Partnership sold one of the vacant Properties in October 2000 and another of the vacant Properties in January 2001. The Partnership will not recognize rental and earned income from the remaining vacant Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the remaining vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. The General Partners are currently seeking either a new tenant or a purchaser for the Property.

         In January 2000, the Partnership reinvested the majority of the net sales proceeds received from the sale of the Property owned by CNL/GC El Cajon Joint Venture (as described above), in a Property located in Wilmette, Illinois. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

Major Tenants

         During 2000, three lessees of the Partnership, Golden Corral Corporation, National Restaurant Enterprises, Inc., and Jack in the Box Inc., each contributed more than ten percent of the Partnership's total rental and earned income, the Partnership's share of rental and earned income from three Properties owned by unconsolidated joint ventures and four Properties owned with affiliates of the General Partners as tenants-in-common. As of December 31, 2000, Golden Corral Corporation and National Restaurant Enterprises, Inc. were each the lessee under leases relating to three restaurants, and Jack in the Box Inc. was the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the
Partnership's total rental and earned income in 2001. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants, ("Golden Corral"), Jack in the Box, Burger King, and Arby's, each accounted for more than ten percent of the Partnership's total rental and earned income during 2000 (including the Partnership's share of rental and earned income from three Properties owned by unconsolidated joint ventures and four Properties owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that each of these four Restaurant Chains will continue to contribute more than ten percent of the Partnership's rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could have a material adverse affect on the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2000, no single lessee or group of affiliated lessees leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

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

         The Partnership shares management control equally with affiliates of the General Partners for each of these joint ventures. The joint venture agreements restrict any venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2000, the Partnership owned 28 Properties. Of the 28 Properties, 21 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,200 to 91,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2000.

               State                       Number of Properties

               California                            3
               Florida                               3
               Georgia                               1
               Illinois                              4
               Indiana                               2
               Michigan                              1
               North Carolina                        1
               Nevada                                1
               Ohio                                  1
               South Carolina                        1
               Tennessee                             3
               Texas                                 6
               Washington                            1
                                               --------------
               TOTAL PROPERTIES                     28
                                               ==============


         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership ranged from approximately 2,100 to 11,300 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $22,690,518 and 6,217,380, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.

                Restaurant Chain               Number of Properties

                Arby's                                   4
                Bakers Square                            1
                Black-eyed Pea                           1
                Boston Market                            3
                Burger King                              5
                Denny's                                  2
                Fazoli's                                 1
                Golden Corral                            3
                Jack in the Box                          4
                Mr. Fable's                              1
                Taco Bell                                1
                Wendy's                                  2
                                                   --------------

                TOTAL PROPERTIES                        28
                                                   ==============

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

         As of December 31, 2000, 1999, 1998, 1997, and 1996 the Properties were 92 percent, 93 percent, 100 percent, 100 percent and 100 percent occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:


                                       2000              1999              1998             1997              1996
                                   --------------    -------------     -------------    -------------     --------------

Rental Income(1)                     $ 2,353,394      $ 2,667,611       $ 2,983,830      $ 2,762,605         $1,190,656
Properties(2)                                 26               29                28               28                 24
Average Rent per Property              $  90,515        $  91,987         $ 106,565        $  98,664          $  49,611


(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned with affiliates as tenants-in-common. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2000 for each year for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number               Annual Rental             Gross Annual
                                     of Leases                Revenues               Rental Income
             -----------------    ----------------        -----------------    --------------------------

              2001                             --                       --                      --
              2002                             --                       --                      --
              2003                             --                       --                      --
              2004                             --                       --                      --
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                             --                       --                      --
              2009                             --                       --                      --
              2010                             --                       --                      --
              Thereafter                       26                2,608,715                 100.00%
                                        ----------        -----------------           -------------
              Total (1)                        26             $  2,608,715                 100.00%
                                        ==========        =================           =============



         (1)      Excludes one Property which was vacant at December 31, 2000.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2000 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases three Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2011) and the average minimum base annual rent is approximately $146,100 (ranging from approximately $107,600 to $190,000).

         National Restaurant Enterprises, Inc. leases three Burger King restaurants. The initial term of each lease is 20 years (expiring between 2016 and 2017) and the average minimum base annual rent is approximately $138,163 (ranging from approximately $123,200 to $146,900).

         Jack in the Box, Inc. leases four Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $93,900 (ranging from approximately $80,100 to $117,900).

Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001, there were 1,601 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 2000, the price paid for any Unit transferred pursuant to the Plan ranged from $9.14 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999, other than pursuant to the Plan, net of commissions.


                                                2000                                      1999
                                --------------------------------------    -------------------------------------
                                  High         Low           Average       High          Low          Average
                                ---------    ---------      ----------    --------     ---------     ----------

        First Quarter              $7.63       $ 7.63          $ 7.63         (2)           (2)            (2)
        Second Quarter             $8.50       $ 6.66          $ 8.13         (2)           (2)            (2)
        Third Quarter              $7.63       $ 7.00          $ 7.32      $10.00        $10.00         $10.00
        Fourth Quarter             $7.03       $ 6.50          $ 6.83         (2)           (2)            (2)



(1)      A total of 12,000 and 5,500 Units were transferred  other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2000  and  1999,
         respectively.

         (2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $2,400,000 to the Limited Partners. Distributions of $600,000 were declared at the close of each of the Partnership's calendar quarters during 2000 and 1999 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data


                               Year Ended        Year Ended        Year Ended       Year Ended        Year Ended
                              December 31,      December 31,      December 31,     December 31,      December 31,
                                  2000              1999              1998             1997              1996
                             ---------------- ----------------- ----------------- ---------------- -----------------

 Revenues (1)                   $  2,282,652       $ 2,611,294       $ 2,946,048      $ 2,772,714       $ 1,444,503
 Net income (2)                      673,138         1,839,269         2,394,158        2,203,557         1,095,759
 Cash distributions
     declared                      2,400,000         2,400,000         2,400,000        2,287,500         1,166,689
 Net income per Unit
     (2)(3)                             0.22              0.61              0.80             0.73              0.52
 Cash distributions
     declared per Unit
     (3)                                0.80              0.80              0.80             0.76              0.55

                                  2000              1999              1998             1997              1996
                             ---------------- ----------------- ----------------- ---------------- -----------------
 At December 31:
     Total assets               $ 24,675,610      $ 26,561,963      $ 27,365,705     $ 27,524,148      $ 28,675,007
     Partners' capital            23,942,768        25,669,630        26,230,361       26,236,203        26,320,146



(1) Revenues include equity in earnings of unconsolidated joint ventures, minority interest in income of the consolidated joint venture and adjustments to accrued rental income as a result of tenants filing for bankruptcy.

(2) Net income for the year ended December 31, 2000 includes $918,692 from provision for loss on assets and $17,447 from gain on sale of assets. Net income for the year ended December 31, 1999 includes $82,914 from loss on dissolution of joint venture.

(3)      Based  on  the  weighted   average  number  of  Limited  Partner  Units
         outstanding during the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 28 Properties, either directly or through joint venture or tenancy in common arrangements.

Capital Resources

         Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,400,000. As of December 31, 1996, the Partnership had invested $23,406,500 of its net offering proceeds. During 1997, the Partnership used the majority of its remaining net offering proceeds to acquire two additional Properties, as tenants-in-common, with affiliates of the General Partners. In addition, during 1997, the Partnership entered into two joint venture arrangements, CNL Mansfield Joint Venture and CNL Kingston Joint Venture, with affiliates of the General Partners, to own an approximate 21 percent interest and 60.06% interest, respectively, in the profits and losses of the joint ventures. During 1998, the Partnership contributed $124,500 to Kingston Joint Venture to pay for additional construction costs. In addition, during 1998, the Partnership received $306,100 in reimbursements from the developer upon final reconciliation of total construction costs relating to the Properties in Aiken, South Carolina and Weatherford, Texas, in accordance with the related development agreements. During 1999, the Partnership invested these amounts, along with other net offering proceeds, in a Property in Zephyrhills, Florida, with an affiliate as tenants-in-common for a 24 percent interest in the property, and entered into a joint venture arrangement, Ocean Shores Joint Venture, with affiliates of the General Partners, to own a 30.94% interest in the profits and losses of the joint venture. As a result of the above transactions, as of December 31, 1999, the Partnership had acquired 29 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and four properties owned with affiliates as tenants-in-common, and had paid acquisition fees totalling $1,350,000 to an affiliate of the General Partners. The remaining net offering proceeds from the Partnership's offering of Units were reserved for Partnership purposes.

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

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from the joint ventures and interest received, less cash paid for expenses). Cash from operations was $1,846,222, $2,450,018, and $2,520,919 for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in cash from operations during 2000 as compared to 1999, and during 1999 as compared to 1998, is primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the years ended December 31, 2000, 1999 and 1998.

         In December 1999, CNL/GC El Cajon Joint Venture, in which the Partnership owned an 80 percent interest, sold its Property to its tenant for $2,094,231. Due to the fact that the joint venture had recorded accrued rental income (income the joint venture had recognized since the inception of the lease relating to the straight-lining of future schedule rent increases in accordance with generally accepted accounting principles) the joint venture wrote off $172,496 in accrued rental income in connection with the sale. In addition, as a result of the sale of the Property, the joint venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $1,675,400, representing its prorata share of the net sales proceeds received by the joint venture and recorded a loss on dissolution of $82,914 as of December 31, 1999, which represented the balance of unamortized costs recorded by the joint venture. In January 2000, the Partnership reinvested the majority of the return of capital in a Baker's Square Property in Wilmette, Illinois. The Partnership acquired the Property from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In September 2000, the Partnership sold its Popeyes Property in Warner Robins, Georgia to a third party for a total of $609,861 and received net sales proceeds of approximately $607,400, resulting in a gain of $17,447 for financial reporting purposes. This property was originally acquired by the Partnership in October 1996 and had costs totaling approximately $563,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore the Partnership sold this property for a total of approximately $44,400 in excess of its original purchase price. The Partnership anticipates it will reinvest these net sales proceeds in an additional Property. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In addition, in October 2000, the Partnership sold its Boston Market Property in Long Beach, California, for $533,500 and received net sales proceeds of approximately $530,000. Due to the fact that in 2000 the Partnership recorded an allowance for loss of $353,622 for this Property, no gain or loss was recognized for financial reporting purposes in 2000, relating to the sale. The Partnership anticipates it will reinvest these net sales proceeds in an additional Property. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In January 2001, the Partnership sold its Boston Market Property in Houston, Texas for $812,696 and received net sales proceeds of $782,648. The Partnership intends to reinvest the net sales proceeds in an additional Property.

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

         Currently, rental income from the Partnership's Properties and cash reserves are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 2000, the Partnership had $1,597,502 invested in such short-term investments as compared to $2,644,465 at December 31, 1999. The decrease in the amount invested in short-term investments at December 31, 2000, as compared to December 31, 1999, is primarily attributable to the Partnership reinvesting the net sales proceeds from the 1999 return of capital from CNL/El Cajon Joint Venture in a Bakers Square Property in Wilmette, Illinois, as described above. As of December 31, 2000, the average interest rate earned by the Partnership on rental income deposited in demand deposit accounts at commercial banks was approximately 5.38% annually. The funds remaining at December 31, 2000, after payment of distribution and other liabilities, will be used to meet the Partnership's working capital and other needs and to invest in additional Properties.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current cash from operations, and for the year ended December 31, 2000, anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $2,400,000 for each of the years ended December 31, 2000, 1999 and 1998. This represents distributions of $0.80 per Unit for each of the years ended December 31, 2000, 1999 and 1998. No distributions were made to the General Partners for the years ended December 31, 2000, 1999 and 1998. No amounts distributed to the Limited Partners for the years ended December 31, 2000, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         As of December 31, 2000, 1999 and 1998, the Partnership owed $13,819, $23,597 and $14,448, respectively, to related parties for accounting and administrative services and management fees. As of March 15, 2001, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $719,023 at December 31, 2000, from $868,736 at December 31, 1999, partially due to amounts that were accrued at December 31, 1999 relating to transaction costs for the proposed and terminated merger with APF, as described in "Termination of Merger." The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During 1999 and 1998, the Partnership owned and leased 22 wholly owned Properties, and during 2000, the Partnership owned and leased 23 wholly owned Properties (including two Properties which were sold during 2000). In addition, during 1998, the Partnership was a co-venturer in three joint ventures that each owned and leased one Property and also owned and leased three Properties with affiliates of the General Partners, as tenants-in-common. During 2000 and 1999, the Partnership was also a co-venturer in one additional joint venture that owned and leased one Property and also owned and leased one additional Property with affiliates of the General Partners, as tenants-in-common (including one Property in CNL/GC El Cajon Joint Venture, which was sold in December 1999). As of December 31, 2000, the Partnership owned, either directly or through joint venture arrangements, 28 Properties which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $57,300 to $190,000. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the year ended December 31, 2000, the Partnership, and for the years ended December 31, 1999 and 1998, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, earned $2,043,609, $2,392,160 and $2,813,442, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases. The decrease in rental and earned income during 2000, as compared to 1999, was partially attributable to the fact that in 2000, the Partnership established an allowance for doubtful accounts of approximately $173,700, in accordance with its collection policy relating to two Denny's Properties and one Mr. Fable's Property. The tenant of the Mr. Fable's Property defaulted under the terms of its lease and ceased making rental payments. During 2000, the Partnership also reversed approximately $154,100 of accrued rental income relating to these Properties. The General Partners will continue to pursue collection of the past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         The decrease in rental and earned income during 2000 and 1999, each as compared to the previous year, was partially attributable to the fact that in 1999, the Partnership's consolidated joint venture, CNL/GC El Cajon Joint Venture, sold its Property. As a result of the sale, the joint venture reversed approximately $172,500 of accrued rental income that had been recognized as income in prior periods. The decrease was partially offset by an increase of approximately $42,000, in unamortized interim rental income. The balance was recognized in 1999 due to the fact that the property was sold and the lease was terminated. The decrease during 2000 was partially offset by an increase in rental and earned income due to the fact that in January 2000, the Partnership reinvested the return of capital from the 1999 sale of El Cajon Joint Venture in a Property in Wilmette, Illinois.

         Rental and earned income were also impacted by the fact that during 1998, the tenant of three Boston Market Properties filed for bankruptcy, but continued making rental payments on the Properties. In April 1999, the tenant rejected, vacated and ceased making rental payments on two of the three leases resulting in a decrease in rental and earned income during 1999 of approximately $135,800. In addition, during 1999, the Partnership reversed approximately $59,700 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the terms of the leases in accordance with generally accepted accounting principles) relating to the two rejected leases during 1999. In July 2000, the tenant rejected, vacated and ceased making rental payments on the third lease resulting in a decrease of rental and earned income during 2000 of approximately $59,800 relating to these three Properties. In addition, during 2000, the Partnership reversed approximately $35,100 of accrued rental income amounts relating to the one lease that was rejected during 2000. In January 2001, the Partnership sold one of the vacant Properties, as described in "Capital Resources." The Partnership will not recognize rental and earned income from the two remaining vacant Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from the sale are reinvested in additional Properties. The lost revenues resulting from the two rejected leases could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease these Properties in a timely manner.

         The decrease in rental and earned income during 1999, as compared to 1998, was also partially attributable to a decrease in rental income due from the tenants of the Properties in Aiken, South Carolina and Weatherford, Texas, as a result of receiving reimbursements of construction costs from the developer during 1999 which reduced the cost of the Property on which rental income is computed.

         In addition, for the years ended December 31, 2000, 1999 and 1998, the Partnership earned $176,088, $182,132 and $140,595, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by unconsolidated joint ventures during 2000, as compared to 1999, was partially a result of the fact that during 2000 the tenant of the Property in Corpus Christi, Texas experienced financial difficulties. As a result the tenants-in-common established an allowance for doubtful accounts of approximately $42,900 relating to past due rental amounts. The Partnership owns a 27.42% interest in this Property. The increase in net income earned by unconsolidated joint ventures during 1999, as compared to 1998, was primarily due to the fact that in January 1999, the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund X, Ltd., an affiliate of the General Partners, and invested in a Property in Zephyrhills, Florida, as tenants-in-common with CNL Income Fund IV, Ltd., an affiliate of the General Partners.

         During the year ended December 31, 2000, three lessees of the Partnership, Golden Corral Corporation, National Restaurant Enterprises, Inc. and Jack in the Box Inc., each contributed more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's share of rental income from three Properties owned by unconsolidated joint ventures and four Properties owned with separate affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation and National Restaurant Enterprises, Inc. were each lessee under leases relating to three restaurants,. and Jack in the Box Inc. were each the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental and earned income in 2001. In addition, four Restaurant Chains, Golden Corral, Burger King, Jack in the Box, and Arby's, each accounted for more than ten percent of the Partnership's total rental and earned income during the year ended December 31, 2000 (including rental and earned income from the Partnership's share of rental income from three Properties owned by unconsolidated joint ventures and four Properties owned with separate affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that each of these four Restaurant Chains will continue to contribute more than ten percent of the Partnership's rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could have a material adverse affect on the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $33,149, $24,279, and $3,403, respectively, in other income. The increase in other income during 1999, as compared to 1998, was primarily due to the fact that the Partnership reversed $13,399 in transaction costs during 1999. These represented amounts that had previously been expensed related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described below. The General Partners and APF agreed that it would be in the best interest of the Partnership that it not be acquired in the acquisition due to the Limited Partners' loss of passive income in the acquisition, as described below.

         Operating expenses, including depreciation and amortization expense, were $708,269, $689,111 and $551,890 for the years ended December 31, 2000,
1999, and 1998, respectively. The increase in operating expenses during 2000 and 1999, each as compared to the previous year, was partially attributable to the fact that the Partnership incurred certain expenses, such as legal fees, real estate taxes, insurance, and maintenance relating to the three Boston Market Properties whose leases were rejected by the tenant, the two Denny's Properties and the one Mr. Fable's Property, as described above. In January 2001, the Partnership sold one of the vacant Boston Market Properties, therefore, the Partnership will not continue to incur these expenses for this Property. However, the Partnership will continue to incur certain expenses, such as legal fees, real estate taxes, insurance, and maintenance relating to the remaining vacant Properties until new tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for the vacant Properties.

         The increase in operating expenses during 2000, as compared to 1999, was partially attributable to an increase in depreciation expense due to the purchase of a Property during 2000, as described in "Capital Resources." The increase in operating expenses during 2000, as compared to 1999, is partially offset by, and the increase during 1999, as compared to 1998, is partially attributable to, the amount of transaction costs the Partnership incurred related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated Merger with APF, as described below in "Termination of Merger."

         In addition, the increase in operating expenses during 1999, as compared to 1998, is partially attributable to the fact that depreciation expense was lower during 1998 as a result of an adjustment to depreciation expense relating to the reimbursement from the developer of construction costs relating to the Properties in Aiken, South Carolina and Weatherford, Texas, as described above, which reduced the depreciable basis of each Property.

         As described above in "Capital Resources," during 2000, the Partnership sold it Property in Warner Robins, Georgia, resulting in a gain of $17,447 for financial reporting purposes.

         During the year ended December 31, 2000, the Partnership recorded a provision for loss on assets in the amount of $353,622, for financial reporting purposes for its Property in Long Beach, California. The tenant of this Property filed for bankruptcy in October 1998, and during 1999, rejected the lease relating to the Property. The allowance represented the difference between the carrying value of the Property and the net sales proceeds received from the sale of this Property. In addition, during the year ended December 31, 2000, the Partnership established a provision for loss on assets in the amount of $477,971, for financial reporting purposes for its Property in Inglewood, California. The tenant of this Property filed for bankruptcy in October 1998 and during 1999, rejected the lease relating to the Property. In addition, during the year ended December 31, 2000, the Partnership established provision for loss on assets in the amount of $87,099 for financial reporting purposes for its Property in Kentwood, Michigan. The tenant of this Property defaulted under the terms of its lease and ceased restaurant operations. The allowance represented the difference between the carrying value of the Property at December 31, 2000 and the estimated net realizable value of the Property. No such provisions were recorded during the years ended December 31, 1999 and 1998.

         As a result of the dissolution of the Partnership's consolidated joint venture, CNL/GC El Cajon Joint Venture, the Partnership recognized a loss on dissolution of $82,914 during the year ended December 31, 1999, for financial reporting purposes, as described above in "Capital Resources." No such loss was recorded during 2000 and 1998.

         The Partnership's leases as of December 31, 2000, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volume due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's result of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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

Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                     Page

Report of Independent Certified Public Accountants                    16

Financial Statements:

     Balance Sheets                                                   17

     Statements of Income                                             18

     Statements of Partners' Capital                                  19

     Statements of Cash Flows                                      20-21

     Notes to Financial Statements                                 22-37

               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund XVII, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XVII, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 2, 2001

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                          December 31,
                                                                                  2000                   1999
                                                                            -----------------      ------------------

                          ASSETS

Land and buildings on operating leases, less
     accumulated depreciation and allowance
     for loss on assets                                                         $ 18,604,190            $ 19,301,187
Net investment in direct financing leases                                          1,805,572               1,840,583
Investment in joint ventures                                                       1,978,787               1,967,017
Cash and cash equivalents                                                          1,597,502               2,644,465
Receivables, less allowance for doubtful
     accounts of $254,586 and $48,138,      respectively
                                                                                      33,711                  77,686
Due from related parties                                                               4,893                   3,939
Prepaid expenses                                                                      13,868                   3,652
Accrued rental income, less allowance for
     doubtful accounts of $47,435 in 2000                                            633,062                 693,671
Other assets                                                                           4,025                  29,763
                                                                            -----------------      ------------------

                                                                                $ 24,675,610            $ 26,561,963
                                                                            =================      ==================

            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                    $  4,385               $  87,143
Accrued real estate taxes payable                                                     22,277                   2,041
Distributions payable                                                                600,000                 600,000
Due to related parties                                                                13,819                  23,597
Rents paid in advance and deposits                                                    35,403                 119,113
Deferred rental income                                                                56,958                  60,439
                                                                            -----------------      ------------------
         Total liabilities                                                           732,842                 892,333

Partners' capital                                                                 23,942,768              25,669,630
                                                                            -----------------      ------------------

                                                                                $ 24,675,610            $ 26,561,963
                                                                            =================      ==================
See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                               Year Ended December 31,
                                                                      2000               1999              1998
                                                                 ----------------   ---------------   ----------------

 Revenues:
      Rental income from operating leases                           $  2,088,220      $  2,271,450       $  2,447,938
      Adjustments to accrued rental income                              (189,227  )       (232,140  )              --
      Earned income from direct financing leases                         144,616           352,850            365,504
      Interest                                                            29,806            44,184             51,240
      Other income                                                        33,149            24,279              3,403
                                                                 ----------------   ---------------   ----------------
                                                                       2,106,564         2,460,623          2,868,085
                                                                 ----------------   ---------------   ----------------
 Expenses:
      General operating and administrative                               146,978           130,270            110,537
      Professional services                                               50,721            30,086             19,504
      Management fee to related party                                     22,591            25,246             26,690
      Real estate taxes                                                   61,764            20,254                 --
      State and other taxes                                               12,064            13,505             11,811
      Depreciation and amortization                                      395,456           384,985            369,209
      Transaction costs                                                   18,695            84,765             14,139
                                                                 ----------------   ---------------   ----------------
                                                                         708,269           689,111            551,890
                                                                 ----------------   ---------------   ----------------
 Income Before Loss on Dissolution of Consolidated Joint
      Venture, Minority Interest in Income of Consolidated
      Joint Venture, Equity in Earnings of Unconsolidated
      Joint Ventures, Gain on Sale of Assets, and Provision
      for Losses on Assets                                             1,398,295         1,771,512          2,316,195

 Loss on Dissolution of Consolidated Joint Venture                            --           (82,914  )              --

 Minority Interest in Income of Consolidated
      Joint Venture                                                           --           (31,461  )         (62,632 )

 Equity in Earnings of Unconsolidated Joint Ventures                     176,088           182,132            140,595

 Gain on Sale of Assets                                                   17,447                --                 --

 Provision for Loss on Assets                                           (918,692  )             --                 --
                                                                 ----------------   ---------------   ----------------

 Net Income                                                              673,138      $  1,839,269         $2,394,158
                                                                 ================   ===============   ================

 Allocation of Net Income
      General partners                                                  $     --       $   (3,850)          $     (59 )
      Limited partners                                                   673,138         1,843,119          2,394,217
                                                                 ----------------   ---------------   ----------------
                                                                     $   673,138      $  1,839,269       $  2,394,158
                                                                 ================   ===============   ================

 Net Income Per Limited Partner Unit                                   $    0.22        $     0.61         $     0.80
                                                                 ================   ===============   ================

 Weighted Average Number of Limited Partner Units
      Outstanding                                                      3,000,000         3,000,000          3,000,000
                                                                 ================   ===============   ================

See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999, and 1998

                                                          General Partners
                                                -------------------------------------
                                                                       Accumulated
                                                  Contributions         Earnings
                                                 -----------------   ----------------   -

Balance, December 31, 1997                            $     1,000        $    (1,551 )

    Distributions to limited partners
       ($0.80 per limited partner unit)                        --                 --
    Net income                                                 --                (59 )
                                                 -----------------   ----------------   -

Balance, December 31, 1998                                  1,000             (1,610 )

    Distributions to limited partners
       ($0.80 per limited partner unit)                        --                 --
    Net income                                                 --             (3,850 )
                                                 -----------------   ----------------   -

Balance, December 31, 1999                                  1,000             (5,460 )

    Distributions to limited partners
       ($0.80 per limited partner unit)                        --                 --
    Net income                                                 --                 --
                                                 -----------------   ----------------   -

Balance, December 31, 2000                            $     1,000        $    (5,460 )
                                                 =================   ================   =


                           Limited Partners
------------------------------------------------------------------------
                                        Accumulated        Syndication
Contributions       Distributions         Earnings            Costs            Total
----------------   ----------------   -----------------   --------------   --------------

  $  30,000,000       $ (3,482,464 )      $  3,309,218     $ (3,590,000 )    $26,236,203


             --         (2,400,000 )                --               --       (2,400,000 )
             --                 --           2,394,217               --        2,394,158
----------------   ----------------   -----------------   --------------   --------------

     30,000,000         (5,882,464 )         5,703,435       (3,590,000 )     26,230,361


             --         (2,400,000 )                --               --       (2,400,000 )
             --                 --           1,843,119               --        1,839,269
----------------   ----------------   -----------------   --------------   --------------

     30,000,000         (8,282,464 )         7,546,554       (3,590,000 )     25,669,630


             --         (2,400,000 )                --               --       (2,400,000 )
             --                 --             673,138               --          673,138
----------------   ----------------   -----------------   --------------   --------------

  $  30,000,000      $ (10,682,464 )        $8,219,692     $ (3,590,000 )    $23,942,768
================   ================   =================   ==============   ==============

See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                      Year Ended December 31,
                                                                            2000               1999                1998
                                                                       ---------------    ----------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                       $ 2,046,220         $ 2,436,836         $ 2,493,780
         Distributions from unconsolidated joint
             ventures                                                         158,725             182,752             145,839
         Cash paid for expenses                                              (388,529 )          (213,754 )          (169,940 )
         Interest received                                                     29,806              44,184              51,240
                                                                       ---------------    ----------------    ----------------
                Net cash provided by operating activities                   1,846,222           2,450,018           2,520,919
                                                                       ---------------    ----------------    ----------------

      Cash Flows from Investing Activities:
         Additions to land and buildings on
             operating leases                                              (1,630,164 )                --                  --
         Proceeds from sale of assets                                       1,136,991                  --                  --
         Reimbursement of construction costs from
             developer                                                             --                  --             306,100
         Investment in joint ventures                                             (12 )          (527,864 )          (124,452 )
         Proceeds from dissolution of consolidated joint
             venture                                                               --           2,094,231                  --
                                                                       ---------------    ----------------    ----------------
                Net cash provided by (used in) investing
                  activities                                                 (493,185 )         1,566,367             181,648
                                                                       ---------------    ----------------    ----------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                                 (2,400,000 )        (2,400,000 )        (2,400,000 )
         Distributions to holder of minority interest                              --             (46,567 )           (49,023 )
         Distribution to holder of minority interest on
             dissolution of consolidated joint venture                             --            (417,696 )                --
                                                                       ---------------    ----------------    ----------------
                                                                       ---------------    ----------------    ----------------
                Net cash used in financing activities                      (2,400,000 )        (2,864,263 )        (2,449,023 )
                                                                       ---------------    ----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                       (1,046,963 )         1,152,122             253,544

Cash and Cash Equivalents at Beginning of Year                              2,644,465           1,492,343           1,238,799
                                                                       ---------------    ----------------    ----------------

Cash and Cash Equivalents at End of Year                                  $ 1,597,502         $ 2,644,465         $ 1,492,343
                                                                       ===============    ================    ================


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                      Year Ended December 31,
                                                                            2000               1999                1998
                                                                       ---------------    ----------------    ----------------

Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                           $  673,138         $ 1,839,269         $ 2,394,158
                                                                       ---------------    ----------------    ----------------
      Adjustments to  reconcile  net income to net cash  provided  by  operating activities:
             Depreciation                                                     391,244             372,148             358,063
             Amortization                                                       4,212              12,837              11,146
             Loss on dissolution of joint venture                                  --              82,914                  --
             Minority interest in income of consolidated
                joint venture                                                      --              31,461              62,632
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                                (15,970 )               620               5,244
             Gain on sale of assets                                           (17,447 )                --                  --
             Provision for loss on assets                                     918,692                  --                  --
             Increase in receivables                                           13,632             (47,223 )           (29,850 )
             Increase in due from related parties                                (954 )              (439 )            (3,500 )
             Increase in prepaid expenses                                     (10,216 )            (3,122 )              (510 )
             Decrease in net investment in direct financing
                leases                                                         35,011              38,950              34,640
             Decrease (increase) in accrued rental income                      18,396             (67,188 )          (287,397 )
             Increase in other assets                                          (4,025 )                --                  --
             Increase (decrease) in accounts payable                          (62,522 )            85,586                 676
             Increase (decrease) in due to related parties                     (9,778 )             9,149              11,573
             Increase (decrease) in rents paid in advance
                and deposits                                                  (83,710 )            98,535             (35,184 )
             Decrease in deferred rental income                                (3,481 )            (3,479 )              (772 )
                                                                       ---------------    ----------------    ----------------
                                                                       ---------------    ----------------    ----------------
                   Total adjustments                                        1,173,084             610,749             126,761
                                                                       ---------------    ----------------    ----------------

Net Cash Provided by Operating Activities                                 $ 1,846,222         $ 2,450,018         $ 2,520,919
                                                                       ===============    ================    ================

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

      Land and building under operating lease exchanged
         for land and building under operating lease                          $    --             $    --          $  899,654
                                                                       ===============    ================    ================

      Distributions declared and unpaid at December 31                     $  600,000          $  600,000          $  600,000
                                                                       ===============    ================    ================


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


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

         Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                  Years Ended December 31, 2000, 1999, and 1998


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

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, or deferred rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. Although the general partners have made their best estimate of the factors based on current conditions, it is reasonably possible that change could occur in the near term which could adversely affect the general partners' best estimate of net cash flows expected to be generated from its properties and the need for asset impairment write downs. If an impairment is indicated, the assets are adjusted to their fair value.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

                  Investment in Joint Ventures - Prior to the liquidation of CNL/GC El Cajon Joint Venture in December 1999, the Partnership accounted for its 80 percent interest in such joint venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture.

         The Partnership's investments in CNL Kingston Joint Venture; CNL Mansfield Joint Venture; and Ocean Shores Joint Venture; and a property in Corpus Christi, Texas; a property in Akron, Ohio; a property in Fayetteville, North Carolina; and a property in Zephyrhills, Florida for which each property is held as tenants-in-common, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

         Reclassifications - Certain items in the prior years' financial statements have been reclassified to conform to 2000 presentation. These reclassifications had no effect on partners' capital or net income.

         Staff Accounting Bulleting No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's result of operations.

         Statement of Financial Accounting Standards No. 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137") - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


2.       Leases:
         ------

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For some of the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of the leases are operating leases. Leases are generally for 15 to 20 years and provide for minimum and contingent rentals. In addition, generally the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                                     2000                   1999
                                                              -------------------    -------------------

                 Land                                               $  9,294,800           $  9,384,719
                 Buildings                                            11,444,090             11,164,433
                                                              -------------------    -------------------
                                                                      20,738,890             20,549,152
                 Less accumulated depreciation                        (1,569,630 )           (1,247,965 )
                                                              -------------------    -------------------
                                                                      19,169,260             19,301,187
                      Less allowance for loss on
                        assets                                          (565,070 )                   --
                                                              -------------------    -------------------
                                                                    $ 18,604,190           $ 19,301,187
                                                              ===================    ===================


         In December 1999, CNL/GC El Cajon Joint Venture, the Partnership's consolidated joint venture, sold its property to its tenant for $2,094,231 (see Note 5). In January 2000, the Partnership reinvested approximately $1,630,200 of the net sales proceeds in a Bakers Square located in Wilmette, Illinois (see Note 8).

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases:
         --------------------------------------

         In September 2000, the Partnership sold its property in Warner Robins, Georgia, to a third party for $609,861 and received net sales proceeds of approximately $607,400, resulting in a gain of $17,447 for financial reporting purposes. This property was originally acquired by the Partnership in 1996 at a cost totaling approximately $563,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for a total of approximately $44,400 in excess of its original purchase price.

         In 2000, the Partnership recorded a provision for loss on assets in the amount of $353,622 for financial reporting purposes relating to the property in Long Beach, California. The allowance represented the difference between the carrying value of the property and the net sales proceeds received from the sale of the property. In October 2000, the Partnership sold this property to a third party for $533,500 and received net sales proceeds of approximately $530,000. Due to the fact that in 2000, the Partnership had recorded an allowance for loss for this property, no additional gain or loss was recognized for financial reporting purposes during 2000 relating to the sale of the property.

         During 2000, the Partnership established a provision for loss on assets of $477,971, relating to the property located in Inglewood, California. The tenant of this property filed for bankruptcy in October 1998, and in 1999, rejected the lease relating to the property. The allowance represented the difference between the carrying value of the property at December 31, 2000, and the estimated net realizable value for this property.

         During 2000, the partnership established a provision for loss on assets of $87,099, relating to the property located in Kentwood, Michigan. The tenant of this property defaulted under the terms of its lease and ceased restaurant operations. The allowance represented the difference between the carrying value of the property at December 31, 2000, and the estimated net realizable value for this property.

         Generally, leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2000, 1999 and 1998, the Partnership recognized a loss of $27,155 (net of $141,492 in reversals and $47,735 in reserves), income of $19,488 (net of $232,140 in reversals), and income of $287,397, respectively, of such rental income.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:


                             2001                                                       $1,965,388
                             2002                                                        2,005,231
                             2003                                                        2,018,788
                             2004                                                        2,021,433
                             2005                                                        2,044,338
                             Thereafter                                                 19,918,237
                                                                                   ----------------

                                                                                       $29,973,415
                                                                                   ================



         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                             2000                  1999
                                                                       -----------------     -----------------

                   Minimum lease payments
                        receivable                                          $ 3,308,029           $ 3,526,271
                   Estimated residual values                                    485,703               485,703
                   Less unearned income                                      (1,988,160 )          (2,171,391 )
                                                                       -----------------
                                                                                             -----------------
                   Net investment in direct
                        financing leases                                    $ 1,805,572           $ 1,840,583
                                                                       =================     =================



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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases-Continued:
         ---------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2000:

                            2001                                                     $ 218,244
                            2002                                                       218,244
                            2003                                                       218,244
                            2004                                                       218,244
                            2005                                                       218,244
                            Thereafter                                               2,216,809
                                                                              -----------------

                                                                                    $3,308,029
                                                                              =================


         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:
         ----------------------------

         The Partnership owns properties in Fayetteville, North Carolina; Corpus Christi, Texas; and Akron, Ohio as tenants-in-common with affiliates of the general partners. As of December 31, 2000, the Partnership owned interests in these properties of 19.56%, 27.42%, and 36.91%, respectively.

         The Partnership has a 21 percent and a 60.06% interest in the profits and losses of CNL Mansfield Joint Venture and CNL Kingston Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same General Partners.

         In January 1999, the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund X, Ltd., a Florida limited partnership and affiliate of the general partners, to own and lease one restaurant property. The Partnership contributed approximately $359,500 to the joint venture as of December 31, 2000. The Partnership owns a 30.94% interest in the profits and losses of the joint venture.

         In January 1999, the Partnership invested in a property in Zephyrhills, Florida as tenants-in-common with CNL Income Fund IV, Ltd., a Florida limited partnership and affiliate of

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures-Continued:
         --------------------------------------

         the general partners. As of December 31, 2000, the Partnership contributed approximately $168,400 for a 24 percent interest in the property.

         In addition, in December 1999, CNL/GC El Cajon Joint Venture, in which the Partnership owned an 80 percent interest, sold its property to its tenant for $2,094,231. Due to the fact that the joint venture had recorded accrued rental income (income the joint venture had recognized since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles) the joint venture wrote-off $172,496 in accrued rental income in connection with the sale. In addition, as a result of the sale of the property, the joint venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $1,675,400 representing its prorata share of the net sales proceeds received by the joint venture and recorded a loss on dissolution of $82,914, during 1999, which represented the balance of unamortized costs recorded by the joint venture.

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


                                                                                2000                 1999
                                                                           ----------------     ---------------
                  Land and buildings on operating leases,
                      less accumulated depreciation                            $ 5,260,304          $5,363,578
                  Net investment in direct financing lease                         792,921             802,684
                  Cash                                                              51,798               2,410
                  Receivables, less allowance for doubtful
                      accounts                                                      66,996              27,737
                  Accrued rental income                                            297,196             215,163
                  Other assets                                                         533                  --
                  Liabilities                                                       33,082              13,042
                  Partners' capital                                              6,436,666           6,398,530
                  Revenues                                                         700,747             726,885
                  Net income                                                       583,366             613,418



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The Partnership recognized income totaling $176,088, $182,132 and $140,595 during the years ended December 31, 2000, 1999, and 1998 from these joint ventures and the properties held as tenants-in-common with affiliates.

6.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, distributions of net cash flow, as defined in the limited partnership agreement of the Partnership, were made 95 percent to the limited partners and five percent to the general partners; provided, however, that for any particular year, the five percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners in that year of an eight percent noncumulative, noncompounded return on their aggregate invested capital contributions (the "Limited Partners' 8% Return").

         From inception through December 31, 1999, generally, net income (determined without regard to any depreciation and amortization deductions and gains and losses from the sale of properties) was allocated between the limited partners and the general partners first, in an amount not to exceed the net cash flow distributed to the partners attributable to such year in the same proportions as such net cash flow is distributed; and thereafter, 99 percent to the limited partners and one percent to the general partners. All deductions for depreciation and amortization were allocated 99 percent to the limited partners and one percent to the general partners.

         From inception through December 31, 1999, net sales proceeds from the sale of a property not in liquidation of the Partnership generally were distributed first to the limited partners in an amount sufficient to provide them with the return of their invested capital contributions, plus their cumulative Limited Partners' 8% Return. The general partners then received a return of their capital contributions and, to the extent previously subordinated and unpaid, a five percent interest in all net cash flow distributions. Any remaining net sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


6.       Allocations and Distributions - Continued:
         -----------------------------------------

         Any gain from the sale of a property, not in liquidation of the Partnership, was in general, allocated in the same manner as net sales proceeds are distributable. Any loss was, in general, allocated first, on a pro rata basis to the partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         During each of the years ended December 31, 2000, 1999, and 1998, the Partnership declared distributions to the limited partners of $2,400,000. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                       2000            1999            1998
                                                                  ---------------  --------------  --------------

               Net income for financial reporting purposes           $   673,138    $  1,839,269    $  2,394,158

               Depreciation for financial reporting purposes in
                    (excess of) less than depreciation for tax
                    reporting purposes                                    50,099          20,470          (1,069 )

               Amortization for financial reporting purposes
               less than                                                  (5,087 )         2,501           1,539
                    (in excess of) amortization for tax
               reporting
                    purposes

                 Direct financing leases recorded as operating
                    leases for tax reporting purposes                     35,010          38,951          34,640

                 Equity in earnings of unconsolidated joint
               ventures for
                    financial reporting purposes in excess of
               equity in                                                    (747 )       (21,316 )       (13,489 )
                    earnings of unconsolidated joint ventures
               for tax
                    reporting purposes

               Minority interest in timing differences of
                    consolidated joint venture                                --         (23,193 )        23,280

               Capitalization (deduction) of transaction costs
               for tax                                                   (84,765 )        84,765          14,139
                    reporting purposes

               Accrued rental income                                      27,155         (19,488 )      (287,397 )

               Rents paid in advance                                     (11,437 )        14,014         (35,184 )

               Deferred rental income                                    (12,239 )       (51,181 )        (9,208 )

               Allowance for doubtful accounts                           206,448          46,855         (13,050 )

               Gain on sale of assets for financial
                    reporting purposes less than (in excess of)
                    gain for tax reporting purposes                     (327,494 )        74,630              --

               Loss on dissolution for financial reporting
               purposes in                                                    --         (14,866 )            --
                    excess of loss on dissolution for tax
               purposes

               Allowance for loss on assets                              918,692              --              --

               Other                                                          --         (11,318 )         5,680
                                                                  ---------------  --------------  --------------

               Net income for federal income tax purposes            $ 1,468,773     $ 1,980,093     $ 2,114,039
                                                                  ===============  ==============  ==============



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


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

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $22,591, $25,246 and $26,690, for the years ended December 31, 2000, 1999, and 1998, respectively.

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

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $77,769, $81,811, and $91,124, for the years ended December 31, 2000, 1999, and 1998, respectively, for such services.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Related Party Transactions - Continued:
         --------------------------------------

         During 2000, the Partnership acquired a property for a purchase price of approximately $1,630,200 from CNL BB Corp., an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, or interests therein, purchased from an affiliate in which the affiliate has acted as an interim owner, are treated as belonging to the Partnership. For the year ended December 31, 2000, other income included $2,296 of such amounts.

         The amount due related parties at December 31, 2000 and 1999 totaled $13,819 and $ 23,597, respectively.

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


                                                                 2000               1999              1998
                                                             --------------    ---------------    -------------

         Golden Corral Corporation                                $438,299           $439,790         $461,527
         National Restaurant Enterprises, Inc.                     424,696            424,696          421,988
         Jack in the Box Inc. (formerly
              known as Foodmaker, Inc.)                            349,491            349,491          349,514
         Phoenix Restaurant Group, Inc.
              (formerly known as
              DenAmerica Corp.)                                        N/A            386,065          432,423

         San Diego Food Holdings, Inc.                                 N/A                N/A          316,038



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Concentration of Credit Risk - Continued:
         ----------------------------------------

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


                                                            2000               1999                1998
                                                       ---------------    ---------------     ---------------

          Burger King                                        $498,959            496,391             459,036
          Golden Corral Family
               Steakhouse Restaurants                         438,299          $ 599,869           $ 777,565
          Jack in the Box                                     349,491            349,491             349,514
          Arby's                                              282,551            283,884                 N/A
          Boston Market                                           N/A                N/A             309,576

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants, and the chain did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

         During 1998, the tenants of three Boston Market properties filed for bankruptcy and in April 1999 and July 2000, rejected the leases relating to these properties. The lost revenues resulting from the rejection of these leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. In October 2000, the Partnership sold one of the vacant properties (See Note 3). In addition, in January 2001, the Partnership sold one additional Boston Market property (See Note 11).

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


10.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2000 and 1999:


           2000 Quarter              First            Second            Third                Fourth             Year
       ----------------------    ---------------   -------------    ---------------      ---------------   ---------------

       Revenues (1)                   $ 607,331       $ 540,789          $ 554,011             $580,521        $2,282,652
       Net Income                       170,269         243,827             (9,647    )         268,689           673,138
       Net income per
           limited partner
           unit                            0.06            0.08               0.00                 0.08              0.22

       1999 Quarter                  First            Second            Third                Fourth             Year
                                 ---------------   -------------    ---------------      ---------------   ---------------

       Revenues (1)                   $ 667,110       $ 751,597          $ 551,641             $640,946        $2,611,294
       Net Income                       477,905         612,795            403,836              344,733         1,839,269
       Net income per
           limited partner
           unit                            0.16            0.20               0.14                 0.12              0.61



(1) Revenues include equity in earnings of unconsolidated joint ventures, minority interest in income of the consolidated joint venture and adjustments to accrued rental income as a result of tenants filing for bankruptcy.

11.      Subsequent Events:
         -----------------

         In January 2001, the Partnership sold its property in Houston, Texas to an unrelated third party for $812,696 and received net sales proceeds of $782,648, resulting in a gain of approximately $4,300 for financial reporting purposes.

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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

         Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.


                    Title of Class                           Name of Partner                 Percent of Class
                    --------------                           ---------------                 ----------------

           General Partnership Interests                James M. Seneff, Jr.                           45%
                                                        Robert A. Bourne                               45%
                                                        CNL Realty Corporation                         10%
                                                                                                   --------
                                                                                                      100%
                                                                                                   ========



         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting                and
operating expenses                     the  lower of cost or 90  percent  of       admin-istrative     services:
                                       the   prevailing    rate   at   which       $77,769
                                       comparable  services  could have been
                                       obtained   in  the  same   geographic
                                       area.   Affiliates   of  the  General
                                       Partners  from  time  to  time  incur
                                       certain operating  expenses on behalf
                                       of  the  Partnership  for  which  the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of  the  sum  of  gross       $22,591
affiliates                             revenues   (excluding   noncash   and
                                       lease  accounting  adjustments)  from
                                       Properties wholly owned by the
                                       Partnership plus the Partnership's
                                       allocable share of gross revenues of
                                       joint    ventures    in   which   the
                                       Partnership  is  a  co-venturer.  The
                                       management fee, which will not
                                       exceed     competitive    fees    for
                                       comparable services in the same
                                       geographic area, may or may not be
                                       taken,  in whole or in part as to any
                                       year, in the sole discretion of the
                                       affiliates.  All  of any  portion  of
                                       the management fee not taken as to
                                       any fiscal year shall be deferred
                                       without interest and may be taken in
                                       such   other   fiscal   year  as  the
                                       affiliates shall determine.







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
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



In addition, during 2000, the Partnership acquired a Baker's Square Property from CNL BB Corp., an affiliate of the General Partners, for an aggregate purchase price of approximately $1,630,200. CNL BB Corp. had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the Property, including closing costs.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                  Statements of Income for the year ended December 31, 2000, 1999, and 1998

                  Statements of Partners' Capital for the year ended December 31, 2000, 1999, and 1998

                  Statements of Cash Flows for the year ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999, and 1998

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 2000

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

                (b) The Registrant filed no reports on Form 8-K during the period October 1, 2000 through December 31, 2000.


**previously filed

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                CNL INCOME FUND XVII, LTD.

                                By:      CNL REALTY CORPORATION
                                         General Partner

                                         /s/ Robert A. Bourne
                                         -----------------------------------
                                         ROBERT A. BOURNE, President


                                By:      ROBERT A. BOURNE
                                         General Partner

                                         /s/ Robert A. Bourne
                                         -----------------------------------
                                         ROBERT A. BOURNE


                                By:      JAMES M. SENEFF, JR.
                                         General Partner

                                         /s/ James M. Seneff, Jr.
                                         -----------------------------------
                                         JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 30, 2001
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 30, 2001
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999, and 1998

                                                      Additions                           Deductions
                                          ----------------------------------      ----------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------

----------
  1998        Allowance for
                  doubtful
                  accounts (a)        $  14,333          $    --        $    1,896 (b)    $   4,923 (c)     $ 10,023      $  1,283
----------                        ==============  ===============  ================    =============     ============  ============

----------
  1999        Allowance for
                  doubtful
                  accounts (a)        $   1,283          $    --        $   48,138 (b)       $   -- (c)     $  1,283      $ 48,138
----------
                                  ==============  ===============  ================    =============     ============  ============

----------
----------
  2000        Allowance for
                  doubtful
                  accounts (a)        $  48,138       $   34,572        $  250,711 (b)    $   3,966 (c)     $ 27,434     $ 302,021
                                  ==============  ===============  ================    =============     ============  ============



(a)    Deducted from receivables and accrued rental income on the balance sheet.

(b)    Reduction of rental, earned and other income.

(c)    Amounts written off as uncollectible.

                                                                                    Costs Capitalized
                                                                                    Subsequent to
                                                         Initial Cost               Acquisition
                                             --------------------------  ---------------------
                               Encum-                      Buildings and  Improve-    Carrying
                              brances           Land        Improvements   ments       Costs
                                             ------------  ------------  -----------  --------
Properties the Partnership
  has Invested in Under
  Under Operating Leases:

     Arby's Restaurants:
       Muncie, Indiana           -              $242,759       $     -    $       -    $    -
       Schertz, Texas            -               348,245       470,577            -         -
       Plainfield, Indiana       -               296,025       557,809            -         -

     Baker's Square:
       Wilmette, Illinois        -               832,288       827,640            -         -

     Boston Market Restaurants:
       Houston, Texas            -               373,112       477,383            -         -
       Inglewood, California (j) -               327,924       535,518            -

     Burger King Restaurants:
       Harvey, Illinois          -               489,341       734,010            -
       Chicago Ridge, Illinois   -               771,965             -      699,556         -
       Lyons, Illinois           -               887,767             -      597,381         -

     Denny's Restaurants:
       Mesquite, Nevada          -               373,078             -            -         -
       Pensacola, Florida        -               305,509       670,990            -         -

     Fazoli's Restaurant:
       Warner Robins, Georgia    -               300,482             -      421,898         -

     Golden Corral Family
       Steakhouse Restaurants:
           Orange Park, Florida  -               711,838     1,162,406            -         -
           Aiken, South Carolina -g)             508,790             -      862,570         -
           Weatherford, Texas (g)-               345,926             -      691,222         -

     Jack in the Box Restaurants:
       Dinuba, California        -               324,970             -      509,982         -
       LaPorte, Texas            -               355,929             -      560,485         -
       El Dorado, California     -               617,416             -      548,187         -

     Mr. Fables's Restaurant:
       Kentwood, Michigan (i)    -               287,732       626,865            -         -

     Wendy's Old Fashioned
       Hamburgers Restaurants:
           Knoxville, Tennessee  -               332,003             -      489,610         -
           Livingston, Tennessee -               261,701             -            -         -
                                             ------------  ------------  -----------  --------

                                              $9,294,800    $6,063,198   $5,380,891         -
                                             ============  ============  ===========  ========

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

     Arby's Restaurant:
       Muncie, Indiana           -                     -      $629,847            -         -

     Denny's Restaurant:
       Mesquite, Nevada          -                     -             -      857,390         -


     Wendy's Old Fashioned
       Hamburgers Restaurant:
           Livingston, Tennessee -                     -             -      455,575         -
                                             ------------  ------------  -----------  --------

                                                       -      $629,847   $1,312,965         -
                                             ============  ============  ===========  ========

Property in Which the Partner- ship has a 19.56% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

         Boston Market Restaurant:
             Fayetteville, North -arolina       $377,800      $587,700            -         -
                                             ============  ============  ===========  ========

Property in Which the Partner- ship has a 27.42% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

         Black-eyed Pea Restaurant:
             Corpus Christi, Texa- (f)          $715,052      $726,004            -         -
                                             ============  ============  ===========  ========

Property in Which the Partner- ship has a 36.91% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

       Burger King Restaurant:
           Akron, Ohio (f)       -              $355,594      $517,030            -         -
                                             ============  ============  ===========  ========




Property of Joint Venture in Which the Partnership has a 21% Interest and has Invested in Under an Operating Lease:

         Jack in the Box Restaurant:
             Mansfield, Texas    -              $297,295      $482,914            -         -
                                             ============  ============  ===========  ========

Property of Joint Venture in Which the Partnership has a 60.06% Interest and has Invested in Under an Operating Lease:

         Taco Bell Restaurant:
             Kingston, Tennessee -              $189,452      $328,444            -         -
                                             ============  ============  ===========  ========

Property of Joint Venture in Which the Partnership has a 30.94% Interest and has Invested in Under an Operating Lease:

       Burger KinghRestaurantaurant:
             Ocean Shores, WA    -              $351,015             -            -         -
                                             ============  ============  ===========  ========

Property in which the Partnership
       has a 24% Interest as
     Tenants-in-Common and has invested in Under an Operating Lease:

         Arby's Restaurant:
             Zephyrhills, FL     -              $260,146      $441,434            -         -
                                             ============  ============  ===========  ========

Property of Joint Venture in
     Which the Partnership has
     a 30.94% Interest and
     has Invested in Under a
     Direct Financing Lease:

         Burger King Restaurant:
             Ocean Shores, WA    -                     -      $810,902            -         -
                                             ============  ============  ===========  ========


                                                                                          Life on Which
                 Gross Amount at Which                                                    Depreciation in
                 Carried at Close of Period (b)                  Date                     Latest Income
----------------------------------------------
                 Buildings and                   Accumulated    of Con-      Date         Statement is
    Land         Improvements        Total       Depreciation   struction  Acquired         Computed
--------------   ------------     ------------   ------------   -------    ---------      ------------





     $242,759      $      (d)        $242,759       $     (e)    1995       03/96             (e)
      348,245        470,577          818,822         71,102     1996       06/96             (c)
      296,025        557,809          853,834         77,839     1996       10/96             (c)


      832,288        827,640        1,659,928         25,289     2000       01/00             (c)


      373,112        477,383          850,495         72,131     1996       06/96             (c)
      327,924        535,518          863,442         45,971     1996       06/98             (c)


      489,341        734,010        1,223,351        117,961     1996       03/96             (c)
      771,965        699,556        1,471,521        108,160     1996       03/96             (c)
      887,767        597,381        1,485,148         72,663     1997       11/96             (c)


      373,078             (d)         373,078             (e)    1996       12/95             (e)
      305,509        670,990          976,499         98,488     1996       08/96             (c)


      300,482        421,898          722,380         58,488     1996       08/96             (c)



      711,838      1,162,406        1,874,244        186,914     1996       03/96             (c)
      508,790        862,571        1,371,361        130,983     1996       04/96             (c)
      345,926        691,222        1,037,148         99,778     1996       03/96             (c)


      324,970        509,982          834,952         73,924     1996       05/96             (c)
      355,929        560,485          916,414         79,864     1996       07/96             (c)
      617,416        548,187        1,165,603         77,910     1996       07/96             (c)


      287,732        626,865          914,597         99,998     1980       03/96             (c)



      332,003        489,610          821,613         72,167     1996       05/96             (c)
      261,701             (d)         261,701             (e)    1996       06/96             (e)
--------------   ------------     ------------   ------------

   $9,294,800    $11,444,090      $20,738,890     $1,569,630
==============   ============     ============   ============






            -             (d)              (d)            (e)    1995       03/96             (e)


            -             (d)              (d)            (e)    1996       12/95             (e)




            -             (d)              (d)            (e)    1996       06/96             (e)
--------------

            -
==============








     $377,800       $587,700         $965,500        $83,128     1996       10/96             (c)
==============   ============     ============   ============








     $715,052       $726,004       $1,441,056        $95,049     1992       01/97             (c)
==============   ============     ============   ============








     $355,594       $517,030         $872,624        $67,690     1970       01/97             (c)
==============   ============     ============   ============











     $297,295       $482,914         $780,209        $61,158     1997       02/97             (c)
==============   ============     ============   ============








     $189,452       $328,444         $517,896        $33,817     1997       09/97             (c)
==============   ============     ============   ============








     $351,015             (d)        $351,015             (e)    1998       01/99             (e)
==============   ============     ============   ============








     $260,146       $441,434         $701,580        $28,733     1990       01/99             (c)
==============   ============     ============   ============








            -             (d)              (d)            (e)    1998       01/99             (e)
==============   ============     ============   ============







                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000


(a) Transactions in real estate and accumulated depreciation during 2000, 1999, and 1998 are summarized as follows:

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Properties the Partnership has Invested
              in Under Operating Leases:

                 Balance, December 31, 1997                                 $ 21,882,839         $   553,968
                 Acquisitions                                                    499,431                   -
                 Dispositions                                                   (858,323 )           (36,214 )
                 Depreciation expense                                                 --             358,063
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                   21,523,947             875,817
                 Dispositions                                                   (974,793 )                --
                 Depreciation expense                                                 --             372,148
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                   20,549,154           1,247,965
                 Acquisitions                                                  1,659,928                  --
                 Dispositions                                                 (1,470,192 )           (69,579 )
                 Depreciation expense                                                 --             391,244
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $ 20,738,890        $  1,569,630
                                                                         ================   =================

            Property  in  Which  the  Partnership  has  an  19.56%  Interest  as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1997                                  $   965,500         $    24,358
                 Depreciation expense                                                 --              19,590
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                      965,500              43,948
                 Depreciation expense                                                 --              19,590
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      965,500              63,538
                 Depreciation expense                                                 --              19,590
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                  $   965,500         $    83,128
                                                                         ================   =================



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ------------------

            Property  in  Which  the   Partnership  has  a  27.42%  Interest  as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1997                                  $  1,441,056         $    22,448
                 Depreciation expense                                                  --              24,200
                                                                          ----------------    ----------------

                 Balance, December 31, 1998                                     1,441,056              46,648
                 Depreciation expense                                                  --              24,200
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                     1,441,056              70,848
                 Depreciation expense                                                  --              24,201
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                  $  1,441,056         $    95,049
                                                                          ================    ================

            Property  in  Which  the   Partnership  has  a  36.91%  Interest  as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1997                                   $   872,624         $    15,988
                 Depreciation expense                                                  --              17,234
                                                                          ----------------    ----------------

                 Balance, December 31, 1998                                       872,624              33,222
                 Depreciation expense                                                  --              17,234
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                       872,624              50,456
                 Depreciation expense                                                  --              17,234
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                   $   872,624         $    67,690
                                                                          ================    ================

            Property  of  Joint  Venture  in  Which  the  Partnership  has a 21%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1997                                   $   780,209         $    12,866
                 Depreciation expense                                                  --              16,097
                                                                          ----------------    ----------------

                 Balance, December 31, 1998                                       780,209              28,963
                 Depreciation expense                                                  --              16,097
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                       780,209              45,060
                 Depreciation expense                                                  --              16,098
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                   $   780,209         $    61,158
                                                                          ================    ================



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ------------------

            Property  of Joint  Venture  in which the  Partnership  has a 60.06%
              Interest and has Invested in under an Operating Lease:

                 Balance, December 31, 1997                                   $   512,925           $     983
                 Acquisition                                                        4,971                  --
                 Depreciation expense                                                  --              10,937
                                                                          ----------------    ----------------

                 Balance, December 31, 1998                                       517,896              11,920
                 Depreciation expense                                                  --              10,948
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                       517,896              22,868
                 Depreciation expense                                                  --              10,949
                                                                          ----------------    ----------------

                 balance, December 31, 2000                                   $   517,896         $    33,817
                                                                          ================    ================

            Property of Joint  Ventures  in which the  Partnership  has a 30.94%
              Interest and has Invested in under an Operating Lease:

                 Balance, December 31, 1998                                      $     --            $     --
                 Acquisitions                                                     351,015                  --
                 Depreciation expense (e)                                              --                  --
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                       351,015                  --
                 Depreciation expense (e)                                              --                  --
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                   $   351,015            $     --
                                                                          ================    ================


            Property  of Joint  Ventures  in  which  the  Partnership  has a 24%
              Interest as Tenants-in-Common and has Invested in under an Operating Lease:

                 Balance, December 31, 1998                                      $     --            $     --
                 Acquisitions                                                     701,580                  --
                 Depreciation expense                                                  --              13,532
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                       701,580              13,532
                 Depreciation expense                                                  --              15,201
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                   $   701,580         $    28,733
                                                                          ================    ================




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


(b) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and the joint venture for federal income tax purposes was $22,690,518 and $6,217,380, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(f) During the years ended December 31, 1997 and 1996, the Partnership purchased land and buildings from affiliates of the Partnership for aggregate costs of approximately $718,932 and $1,667,100, respectively. Such amounts are included in land and buildings on operating leases, net investment in direct financing leases, investment in joint ventures and other assets at December 31, 2000.

(g) During the year ended December 31, 1998, the Partnership received reimbursements from the developer of the property upon final reconciliation of total construction costs. In connection therewith, the land and building value was adjusted accordingly.

(h) This property was exchanged for a Boston Market previously owned and located in Troy, Ohio, during 1998.

(i) For financial reporting purposes, the undepreciated cost of the Property in Kentwood, Michigan, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on the building in the amount of $87,099 for the year ended December 31, 2000. The impairment at December 31, 2000, represented the difference between the Property's carrying value and the estimated of the net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowance for loss on the building.

(j) For financial reporting purposes, the undepreciated cost of the Property in Inglewood, California, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on the land and building in the amount of $477,971 for the year ended December 31, 2000. The impairment at December 31, 2000, represented the difference between the Property's carrying value and the estimated of the net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowance for loss on the land and building.







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


**previously filed