Form 10-Q
period 2001-03-31
CNL INCOME FUND XVII LTD
filed 2001-05-14
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

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


                           CNL Income Fund XVII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                    59-329393
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                    32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
                                               ---------------------------------


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





Part I                                                                  Page
                                                                        ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    6-9

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                            9

Part II

   Other Information                                                     10-12

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             March 31,             December 31,
                                                                               2001                    2000
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less accumulated depreciation of
       $1,588,889 and $1,569,630 and allowance for loss on assets of $565,070 in
       2001 and 2000
                                                                              $ 17,734,435            $ 18,604,190
   Net investment in direct financing leases                                     1,796,244               1,805,572
   Investment in joint ventures                                                  1,966,655               1,978,787
   Cash and cash equivalents                                                     2,200,881               1,597,502
   Receivables, less allowance for doubtful accounts
       of $324,592 and $254,586, respectively                                       43,846                  33,711
   Due from related parties                                                          4,893                   4,893
   Prepaid expenses                                                                 12,037                  13,868
   Accrued rental income, less allowance for doubtful
       accounts of $50,579 and $47,735, respectively                               659,366                 633,062
   Other assets                                                                      4,025                   4,025
                                                                         ------------------     -------------------

                                                                              $ 24,422,382            $ 24,675,610
                                                                         ==================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                        $   29,369              $    4,385
   Accrued real estate taxes payable                                                    --                  22,277
   Distributions payable                                                           600,000                 600,000
   Due to related parties                                                           78,199                  13,819
   Rents paid in advance and deposits                                               15,425                  35,403
   Deferred rental income                                                           56,089                  56,958
                                                                         ------------------     -------------------
       Total liabilities                                                           779,082                 732,842

   Partners' capital                                                            23,643,300              23,942,768
                                                                         ------------------     -------------------

                                                                              $ 24,422,382            $ 24,675,610
                                                                         ==================     ===================

See accompanying notes to condensed financial statements.




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                               2001                2000
                                                                          ----------------     --------------
Revenues:
    Rental income from operating leases                                        $  481,305          $ 514,585
    Earned income from direct financing leases                                     20,944             38,030
    Interest and other income                                                      39,675             11,233
                                                                          ----------------     --------------
                                                                                  541,924            563,848
                                                                          ----------------     --------------

Expenses:
    General operating and administrative                                          109,585             40,500
    Professional services                                                          20,167             11,313
    Management fee to related party                                                 5,907              5,620
    Real estate taxes                                                               8,227              4,634
    State and other taxes                                                          32,494             11,989
    Depreciation and amortization                                                  92,444             98,688
    Transaction costs                                                                  --              7,380
                                                                          ----------------     --------------
                                                                                  268,824            180,124
                                                                          ----------------     --------------

Income Before Equity in Earnings of Joint Ventures, Gain on
    Sale of Assets and Provision for Loss on Assets
                                                                                  273,100            383,724

Equity in Earnings of Joint Ventures                                               23,148             43,483

Gain on Sale of Assets                                                              4,284                 --

Provision for Loss on Assets                                                           --           (256,938 )

                                                                          ----------------     --------------

Net Income                                                                     $  300,532          $ 170,269
                                                                          ================     ==============

Allocation of Net Income:
    General partners                                                              $    --             $   --
    Limited partners                                                              300,532            170,269
                                                                          ----------------     --------------

                                                                               $  300,532          $ 170,269
                                                                          ================     ==============

Net Income Per Limited Partner Unit                                             $    0.10           $   0.06
                                                                          ================     ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           3,000,000          3,000,000
                                                                          ================     ==============

See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended            Year Ended
                                                                               March 31,             December 31,
                                                                                  2001                   2000
                                                                           -------------------     ------------------

General partners:
    Beginning balance                                                             $    (4,460 )           $   (4,460 )
    Net income                                                                             --                     --
                                                                           -------------------     ------------------
                                                                                       (4,460 )               (4,460 )
                                                                           -------------------     ------------------

Limited partners:
    Beginning balance                                                              23,947,228             25,674,090
    Net income                                                                        300,532                673,138
    Distributions ($0.20 and $0.80 per limited partner
       unit, respectively)                                                           (600,000 )           (2,400,000 )
                                                                           -------------------     ------------------

                                                                                   23,647,760             23,947,228
                                                                           -------------------     ------------------


Total partners' capital                                                          $ 23,643,300           $ 23,942,768
                                                                           ===================     ==================


See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                2001               2000
                                                                           ---------------     --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities
                                                                                $ 420,731          $ 434,399
                                                                           ---------------     --------------
    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases
                                                                                       --         (1,630,164 )
       Proceeds from sale of assets                                               782,648                 --
                                                                           ---------------     --------------
              Net cash provided by (used in) investing
                  activities                                                      782,648         (1,630,164 )
                                                                           ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (600,000 )         (600,000 )
                                                                           ---------------     --------------
              Net cash used in financing activities                              (600,000 )         (600,000 )
                                                                           ---------------     --------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                                   603,379         (1,795,765 )

Cash and Cash Equivalents at Beginning of Quarter                               1,597,502          2,644,465
                                                                           ---------------     --------------

Cash and Cash Equivalents at End of Quarter                                    $2,200,881          $ 848,700
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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVII, Ltd. (the "Partnership") for the year ended December 31, 2000.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Land and Buildings on Operating Leases:

         In January 2001, the Partnership sold its property in Houston, Texas, to a third party for $812,696 and received net sales proceeds of approximately $782,700, resulting in a gain of $4,284 for financial reporting purposes.

4.       Subsequent Events:
         -----------------

         In April 2001, the Partnership entered into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund VII, Ltd., an affiliate of the general partners, to hold one restaurant property. The Partnership contributed approximately $1,485,096 to acquire the restaurant property. The Partnership owns an 86 percent interest in the profits and losses of the joint venture. The Partnership will account for its investment in this joint venture under the equity method since the Partnership will share control with an affiliate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 27 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $420,729 and $434,399 for the quarters ended March 31, 2001 and 2000, respectively. The decrease in cash from operations for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2001.

         In January 2001, the Partnership sold its Property in Houston, Texas, to a third party for $812,696 and received net sales proceeds of approximately $782,700, resulting in a gain of $4,284 for financial reporting purposes. The Partnership intends to reinvest the sales proceeds in an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes.

         In April 2001, the Partnership entered into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with an affiliate of the general partners, to hold one Property. The Partnership contributed approximately $1,492,200 to acquire the Property. The Partnership owns an 86 percent interest in the profits and losses of the joint venture. The Partnership will account for its investment in this joint venture under the equity method since the Partnership will share control with an affiliate.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $2,200,881 invested in such short-term investments, as compared to $1,597,502 at December 31, 2000. The increase in cash and cash equivalents at March 31, 2001 was primarily due to the fact that in January 2001, the Partnership received approximately $782,700 in net sales proceeds from the sale of its Property in Houston, Texas. The funds remaining at March 31, 2001, after payment of distributions and other liabilities will be used to invest in an additional Property, and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $600,000 for each of the quarters ended March 31, 2001 and 2000. This represents distributions for each applicable quarter of $0.20 per unit. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $779,082 at March 31, 2001, from $732,842 at December 31, 2000, primarily as a result of the increase in due to related parties at March 31, 2001, as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2000, the Partnership owned and leased 23 wholly owned Properties to operators of fast-food and family style restaurant chains, and during the quarter ended March 31, 2001, the Partnership owned and leased 21 wholly owned Properties (including one Property sold in January 2001). In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $502,247 and $552,615, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily attributable to the lost revenue from the fact that the Properties in Houston, Texas and Warner Robins, Florida were sold in 2001 and 2000, respectively. In addition, rental and earned income decreased during the quarter ended March 31, 2001, partially as a result of the Partnership increasing its allowance for doubtful accounts by approximately $21,000 for past due rental amounts relating to the Property in Mesquite, Nevada in accordance with the Partnership's collection policy. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The decrease for the quarter ended March 31, 2000 was partially offset by an increase in rental and earned income of approximately $10,000, due to the fact that in January 2000, the Partnership invested in a Property in Wilmette, Illinois. In connection therewith, the Partnership entered into a long-term, triple-net lease with terms substantially the same as its other leases.

         During the quarters ended March 31, 2001 and 2000, the Partnership also earned $39,675 and $11,233, respectively, in interest and other income. The increase in interest and other income during the quarter ended March 31, 2001, was partially due to the fact that in accordance with the lease, the Partnership recognized as income the remainder of the security deposit from the former tenant of the Property in Houston, Texas, as a result of the Partnership selling the Property in January 2001, as described above.

        During the quarters ended March 31, 2001 and 2000, the Partnership owned and leased three Properties with affiliates as tenants-in-common, and four Properties indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $23,148 and $43,483, respectively, attributable to net income earned by these joint ventures. The net income earned by joint ventures decreased during the quarter ended March 31, 2001, primarily as a result of CNL Income Fund XI, Ltd. and CNL Income Fund XVII, Ltd., as tenants-in-common of the Property in Corpus Christi, Texas in which the Partnership owns an approximate 27 percent interest, establishing an allowance for doubtful accounts of approximately $79,400 for past due rental amounts and accrued rental income relating to the Property in accordance with the Partnership's collection policy. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

        Operating expenses, including depreciation and amortization expense, were $268,822 and $180,124 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         In addition, the increase in operating expenses was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business.

         In January 2001, the Partnership sold its Property in Houston, Texas to a third party for $812,696 and received net sales proceeds of approximately $782,700 resulting in a gain of $4,284 for financial reporting purposes.

        During the quarter ended March 31, 2000, the Partnership recorded a provision for loss on assets in the amount of $256,938 for financial reporting purposes relating to the Boston Market Property in Long Beach, California. The tenant of this Property filed for bankruptcy in October 1998 and ceased payment of rents under the terms of its lease agreement. The allowance at March 31, 2000 represented the difference between the carrying value of the Property at March 31, 2000 and the estimate of net realizable value for this Property. No such amounts were recorded during the quarter ended March 31, 2001.


ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.  Inapplicable.
         ------------------

Item 2.  Changes in Securities.       Inapplicable.
         --------------------------

Item 3.  Default upon Senior Securities.   Inapplicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.   Inapplicable.
         ----------------------------------------------------

Item 5.  Other Information.        Inapplicable.
         ------------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

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

                      **10.1Management  Agreement  between CNL Income Fund XVII,
                              Ltd.  and CNL Fund  Advisors,  Inc.  (Included  as
                              Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

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

                      (b)     Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter
ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2001


                         CNL INCOME FUND XVII, LTD.

                         By:      CNL REALTY CORPORATION
                                  General Partner


                                 By:           /s/ James M. Seneff, Jr.
                                               ---------------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                 By:           /s/ Robert A. Bourne
                                               ---------------------------------
                                               ROBERT A. BOURNE
                                               President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)