Form 10-Q
period 2001-06-30
CNL INCOME FUND XVII LTD
filed 2001-08-13
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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




Part I                                                                                   Page
                                                                                         ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                                1

                  Condensed Statements of Income                                          2

                  Condensed Statements of Partners' Capital                               3

                  Condensed Statements of Cash Flows                                      4

                  Notes to Condensed Financial Statements                                 5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     9-14

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                             14

Part II

   Other Information                                                                      15-17




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             June 30,              December 31,
                                                                               2001                    2000
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation and allowance for loss on assets
                                                                              $ 16,890,839            $ 18,604,190
   Net investment in direct financing leases                                     1,786,677               1,805,572
   Investment in joint ventures                                                  3,459,009               1,978,787
   Cash and cash equivalents                                                     1,160,689               1,597,502
   Receivables, less allowance for doubtful accounts
       of $436,588 and $254,586, respectively                                        1,849                  33,711
   Due from related parties                                                             --                   4,893
   Prepaid expenses                                                                  1,048                  13,868
   Accrued rental income, less allowance for doubtful
       accounts of $19,091 and $47,735, respectively                               667,735                 633,062
   Other assets                                                                        500                   4,025
                                                                         ------------------     -------------------

                                                                              $ 23,968,346            $ 24,675,610
                                                                         ==================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                        $    8,161              $    4,385
   Accrued real estate taxes payable                                                    --                  22,277
   Distributions payable                                                           600,000                 600,000
   Due to related parties                                                           46,471                  13,819
   Rents paid in advance                                                            16,445                  35,403
   Deferred rental income                                                           55,219                  56,958
                                                                         ------------------     -------------------
       Total liabilities                                                           726,296                 732,842

   Partners' capital                                                            23,242,050              23,942,768
                                                                         ------------------     -------------------

                                                                              $ 23,968,346            $ 24,675,610
                                                                         ==================     ===================

See accompanying notes to condensed financial statements.




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                       Quarter Ended                   Six Months Ended
                                                                          June 30,                         June 30,
                                                                   2001              2000            2001           2000
                                                               --------------    -------------   -------------  --------------
Revenues:
    Rental income from operating leases                           $  487,777        $ 578,430       $ 969,082      $1,093,015
    Adjustments to accrued rental income                             (29,333 )       (141,469 )       (29,333 )      (141,469 )
    Earned income from direct financing leases                        29,148           45,912          50,092          83,942
    Interest and other income                                            922           10,972          40,597          22,205
                                                               --------------    -------------   -------------  --------------
                                                                     488,514          493,845       1,030,438       1,057,693
                                                               --------------    -------------   -------------  --------------

Expenses:
    General operating and administrative                              62,614           44,777         168,349          85,277
    Bad debt expense                                                  46,892               --          50,742              --
    Professional services                                              6,338           15,414          26,505          26,727
    Management fee to related party                                    4,189            6,414          10,096          12,034
    Real estate taxes                                                 26,360           17,161          34,587          21,795
    State and other taxes                                              2,534               75          35,028          12,064
    Depreciation and amortization                                     84,897          100,435         177,341         199,123
    Transaction costs                                                     --           16,002              --          23,382
                                                               --------------    -------------   -------------  --------------
                                                                     233,824          200,278         502,648         380,402
                                                               --------------    -------------   -------------  --------------

Income Before Equity in Earnings of Joint Ventures, Loss
    on Sale of Assets and Provision for Loss on Assets
                                                                     254,690          293,567         527,790         677,291

Equity in Earnings of Joint Ventures                                  22,512           46,944          45,660          90,427

Loss on Sale of Assets                                               (38,877 )             --         (34,593 )            --

Provision for Loss on Assets                                         (39,575 )        (96,684 )       (39,575 )      (353,622 )
                                                               --------------    -------------   -------------  --------------
                                                               --------------    -------------

Net Income                                                        $  198,750        $ 243,827       $ 499,282       $ 414,096
                                                               ==============    =============   =============  ==============

Allocation of Net Income:
    General partners                                                 $    --           $   --          $   --          $   --
    Limited partners                                                 198,750          243,827         499,282         414,096
                                                               --------------    -------------   -------------  --------------

                                                                  $  198,750        $ 243,827       $ 499,282       $ 414,096
                                                               ==============    =============   =============  ==============

Net Income Per Limited Partner Unit                                $    0.07         $   0.08        $   0.17        $   0.14
                                                               ==============    =============   =============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                              3,000,000        3,000,000       3,000,000       3,000,000
                                                               ==============    =============   =============  ==============
See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                        Six Months Ended            Year Ended
                                                                            June 30,               December 31,
                                                                              2001                     2000
                                                                     -----------------------     ------------------

General partners:
    Beginning balance                                                         $      (4,460 )           $   (4,460 )
    Net income                                                                           --                     --
                                                                     -----------------------     ------------------
                                                                                     (4,460 )               (4,460 )
                                                                     -----------------------     ------------------

Limited partners:
    Beginning balance                                                            23,947,228             25,674,090
    Net income                                                                      499,282                673,138
    Distributions ($0.40 and $0.80 per limited partner
       unit, respectively)                                                       (1,200,000 )           (2,400,000 )
                                                                     -----------------------     ------------------

                                                                                 23,246,510             23,947,228
                                                                     -----------------------     ------------------


Total partners' capital                                                      $   23,242,050           $ 23,942,768
                                                                     =======================     ==================
See accompanying notes to condensed financial statements.







                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               2001                2000
                                                                          ----------------     --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 795,960          $ 985,097
                                                                          ----------------     --------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases
                                                                                       --         (1,630,164 )
       Proceeds from sale of assets                                             1,463,948                 --
       Investment in joint ventures                                            (1,496,721 )              (12 )
                                                                          ----------------     --------------
                                                                          ----------------     --------------
              Net cash used in investing activities                               (32,773 )       (1,630,176 )
                                                                          ----------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,200,000 )       (1,200,000 )
                                                                          ----------------     --------------
              Net cash used in financing activities                            (1,200,000 )       (1,200,000 )
                                                                          ----------------     --------------

Net Decrease in Cash and Cash Equivalents                                        (436,813 )       (1,845,079 )

Cash and Cash Equivalents at Beginning of Period                                1,597,502          2,644,465
                                                                          ----------------     --------------

Cash and Cash Equivalents at End of Period                                     $1,160,689          $ 799,386
                                                                          ================     ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                               $ 600,000          $ 600,000
                                                                          ================     ==============

See accompanying notes to condensed financial statements.




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         Land and building on operating leases consisted of the following at:


                                                                          June 30,           December 31, 2000
                                                                            2001
                                                                      ------------------    --------------------

              Land                                                          $ 8,633,956            $  9,294,800
              Buildings                                                      10,339,842              11,444,090
                                                                      ------------------    --------------------
                                                                             18,973,798              20,738,890
              Less accumulated depreciation                                  (1,565,413 )            (1,569,630 )
                                                                      ------------------    --------------------
                                                                             17,408,385              19,169,260
              Less allowance for loss on assets                                (517,546 )              (565,070 )
                                                                      ------------------    --------------------

                                                                           $ 16,890,839            $ 18,604,190
                                                                      ==================    ====================




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


3.       Land and Buildings on Operating Leases - Continued:
         ---------------------------------------------------

         In January 2001, the Partnership sold its property in Houston, Texas, to a third party for $812,696 and received net sales proceeds of approximately $782,700, resulting in a gain of $4,284 for financial reporting purposes.

         At December 31, 2000, the Partnership had recorded an allowance of $87,099 for the impairment in the carrying value of the Property in Kentwood, Michigan, due to the tenant experiencing financial difficulties. The allowance represented the difference between the carrying value of the property at December 31, 2000 and the estimated net realizable value for this property. In June 2001, the Partnership sold this property, received net sales proceeds of approximately $681,200 and recorded a loss of $38,877 for financial reporting purposes.

         In July 2001, the Partnership entered into an agreement with an unrelated third party to sell its property in Inglewood, California. At June 30, 2001, the Partnership recorded a provision for loss on assets in the amount of $39,575 for financial reporting purposes relating to the anticipated sale of this property. The allowance represented the difference between the carrying value of the property and the expected sales proceeds from an anticipated sale of the property. As of August 10, 2001, the sale had not occurred.

4.       Investment in Joint Ventures:
         ----------------------------

         In April 2001, the Partnership entered into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners, to hold one restaurant property. The joint venture acquired this property from CNL BB Corp., an affiliate of the general partners (see Note 5). The Partnership contributed approximately $1,496,700 to the joint venture to acquire the restaurant property. The Partnership owns an 86 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The following presents the combined, condensed financial information for the joint ventures and the Properties held as tenants-in-common with affiliates at:

                                                                          June 30,           December 31, 2000
                                                                            2001
                                                                      ------------------    --------------------

              Land and buildings on operating leases,
                   less accumulated depreciation                            $ 6,938,828            $  5,260,304
              Net investment in direct financing lease                          787,661                 792,921
              Cash                                                               68,307                  51,798
              Receivables, less allowance for doubtful
                   accounts                                                      12,446                  66,996
              Prepaid expenses                                                    1,166                      --
              Accrued rental income, less allowance
                   for doubtful accounts                                        273,229                 297,196
              Other assets                                                           --                     533
              Liabilities                                                        38,609                  33,082
              Partner's capital                                               8,043,028               6,436,666
              Revenues                                                          246,536                 700,747
              Net income                                                         56,720                 583,366


         The Partnership recognized income totaling $45,660 and $90,427 for the six months ended June 30, 2001 and 2000, respectively, from these joint ventures and the Properties held as tenants-in-common with affiliates, $22,512 and $46,944 of which was earned during the quarters ended June 30, 2001 and 2000, respectively.

5.       Related Party Transactions:
         --------------------------

          During the six months ended June 30, 2001, the Partnership and CNL Income Fund VII, Ltd. through a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, acquired a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a total purchase price of $1,740,374. CNL Income Fund VII, Ltd. is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income,




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


5.       Related Party Transactions - Continued:
         --------------------------------------

         expenses, profits and losses generated by or associated with the property were treated as belonging to the joint venture. For the six months ended June 30, 2001, other income of the joint venture includes $5,278 of such amounts.

6.       Subsequent Events:
         -----------------

         In July 2001, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the property in Kentwood, Michigan to acquire a 25 percent interest in a property in Waldorf, Maryland, as tenants-in-common, with CNL Income Fund VI, Ltd. and CNL Income Fund IX, Ltd., Florida limited Partnerships and affiliates of the general partners.

         Also, in July 2001, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $50,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of August 10, 2001, the Partnership had repaid the entire loan to the corporate general partner.

         In July 2001, the Partnership entered into an agreement with an unrelated third party to sell the Boston Market property in Inglewood, California. At June 30, 2001, the Partnership established a provision for loss on assets related to the anticipated sale of this property. As of August 10, 2001, the sale had not occurred.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 27 Properties, which included interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $795,960 and $985,097 for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash from operations for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was primarily a result of changes in the Partnership's income and expenses, as described below in "Results of Operations".

         Other sources and uses of capital included the following during the six months ended June 30, 2001.

         In January 2001, the Partnership sold its Property in Houston, Texas, to a third party for $812,696 and received net sales proceeds of approximately $782,700, resulting in a gain of $4,284 for financial reporting purposes. The Partnership used the net sales proceeds to acquire an interest in CNL VII and XVII Lincoln Joint Venture, as described below. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In April 2001, the Partnership entered into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners, to hold one Property. The joint venture acquired this Property from CNL BB Corp., an affiliate of the general partners, who had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. The Partnership contributed approximately $1,496,700 to the joint venture from a portion of the net sales proceeds it received from the sale of two Properties. As of June 30, 2001, the Partnership owns an 86 percent interest in the profits and losses of the joint venture.

         At December 31, 2000, the Partnership had recorded an allowance of $87,099 for the impairment in the carrying value of the Property in Kentwood, Michigan, due to the tenant experiencing financial difficulties. The allowance represented the difference between the carrying value of the Property at December 31, 2000 and the estimated net realizable value for this Property. In June 2001, the Partnership sold this Property, received net sales proceeds of approximately $681,200 and recorded a loss of $38,877 for financial reporting purposes. In July 2001, the Partnership used a portion of these net sales proceeds to acquire an interest in a Property in Waldorf, Maryland, as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund IX, Ltd., each of which is a Florida limited Partnership and an affiliate of the general partners. The Partnership contributed approximately $580,700 for a 25 percent interest in the profits and losses of the Property. This Property was acquired from CNL BB Corp., an affiliate of the general partners, who had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the Partnership.

         In July 2001, the Partnership entered into an agreement with an unrelated third party to sell the Boston Market Property in Inglewood, California. At June 30, 2001, the Partnership established a provision for loss on assets related to the anticipated sale of this Property. As of August 10, 2001, the sale had not occurred.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to invest in an additional Property and to pay Partnership expenses or to make distributions to the partners. At June 30, 2001, the Partnership had $1,160,689 invested in such short-term investments, as compared to $1,597,502 at December 31, 2000. The decrease in cash and cash equivalents was attributed to the Partnership investing in CNL VII and XVII Lincoln Joint Venture, as described above. The funds remaining at June 30, 2001, after payment of distributions and other liabilities will be used to invest in an additional Property, and to meet the Partnership's working capital needs.

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

         In July 2001, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $50,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of August 10, 2001, the Partnership had repaid the entire loan to the corporate general partner.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, and for the six months ended June 30, 2001, the loan from the general partner in July 2001 of $50,000, as described above, the Partnership declared distributions to limited partners of $1,200,000 for each of the six months ended June 30, 2001 and 2000 ($600,000 for each of the quarters ended March 31, 2001 and 2000). This represents distributions for each applicable six months of $0.40 per unit ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $726,296 at June 30, 2001, from $732,842 at December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000, the Partnership owned and leased 23 wholly owned Properties (including two Properties sold during 2000) to operators of fast-food and family style restaurant chains, and during the six months ended June 30, 2001, the Partnership owned and leased 21 wholly owned Properties (including two Properties sold in 2001). In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $989,841 and $1,035,488, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $487,592 and $482,873 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was primarily attributable to the lost revenues from the fact that the Properties in Houston, Texas and Warner Robins, Florida were sold in 2001 and 2000, respectively. The decrease during the six months ended June 30, 2001 was partially offset by an increase in rental and earned income of approximately $14,100 during the six months ended June 30, 2001, due to the fact that in January 2000, the Partnership reinvested in a Property in Wilmette, Illinois.

         In addition, rental and earned income decreased during the quarter and six months ended June 30, 2001, by approximately $70,300 and $83,400, respectively, partially as a result of the Partnership increasing its allowance for doubtful accounts during the quarter and six months ended June 30, 2001 and 2000, for past due rental amounts relating to three Properties in accordance with the Partnership's collection policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         The decrease in rental and earned income for the quarter and six months ended June 30, 2001 was partially offset by the fact that during the quarter and six months ended June 30, 2000, the Partnership reversed approximately $141,500 of accrued rental income for two Properties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. During the quarter and six months ended June 30, 2001, the Partnership reversed approximately $29,300 in accrued rental income relating to a third Property. The Partnership has sold two of these three Properties, has reinvested a portion of the net sales proceeds in the additional Property in Wilmette, Illinois, as described above, and acquired an interest in a joint venture arrangement, as described above in "Capital Resources". As a result of using a portion of the net sales proceeds to acquire an interest in a joint venture, rental and earned income are expected to decrease and equity in earnings from joint ventures is expected to increase in future periods.

         Rental and earned income continued to be at reduced amounts during the quarter and six months ended June 30, 2001 and 2000 as a result of the Property in Inglewood, California, continuing to remain vacant. The tenant filed for bankruptcy and vacated the Property in April 1999. The Partnership will not recognize any rental income relating to this Property until a new tenant or purchaser is located for this Property. The Partnership is currently looking for a new tenant or purchaser for this Property.

        During the six months ended June 30, 2001 and 2000, the Partnership owned and leased four Properties with affiliates as tenants-in-common, and three Properties indirectly through joint venture arrangements. In addition, during the six months ended June 30, 2001, the Partnership owned an interest in one additional joint venture. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $45,660 and $90,427, respectively, attributable to net income earned by these joint ventures, $22,512 and $46,944 of which were earned during the quarters ended June 30, 2001 and 2000. Net income earned by joint ventures decreased during the quarter and six months ended June 30, 2001, primarily as a result of the Partnership and an affiliate of the general partners, as tenants-in-common of the Property in Corpus Christi, Texas, in which the Partnership owns an approximate 27 percent interest, increasing their allowance for doubtful accounts of approximately $85,700 and $136,900 during the quarter and six months ended June 30, 2001, respectively, for past due rental amounts relating to the Property due to financial difficulties of the tenant. In addition, the Partnership and an affiliate, as tenants-in-common of this Property, reversed accrued rental income of approximately $28,900 and $55,700 during the quarter and six months ended June 30, 2001, respectively. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership and an affiliate, as tenants-in-common, will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. In addition, the Partnership and an affiliate, as tenants-in-common, incurred approximately $45,300 in real estate taxes during the quarter and six months ended June 30, 2001. The tenant is still responsible for payment of these real estate taxes under the terms of the lease. The Partnership and an affiliate, as tenants-in-common, will pursue collection of these real estate taxes and will record these amounts as income, if collected.

        Net income earned by joint ventures also decreased during the quarter and six months ended June 30, 2001, due to the fact that Ocean Shores Joint Venture, in which the Partnership owns an approximate 31 percent interest, established an allowance for doubtful accounts of approximately $32,600 during the quarter and six months ended June 30, 2001, due to financial difficulties of the tenant. The tenant of the Property owned by the joint venture ceased operations and vacated the Property in April 2001. The joint venture will continue to pursue collection of these past due rental amounts and will record them as income when collected. The joint venture will not record rental income relating to this Property until it locates a new tenant or purchaser for this Property. The joint venture is currently seeking a new tenant or purchaser for this Property.

        The decrease in net income earned by joint ventures was partially offset by an increase of approximately $33,000 during the quarter and six months ended June 30, 2001 as a result of the Partnership investing in CNL VII and XVII Lincoln Joint Venture in April 2001, as described above in "Capital Resources".

        Operating expenses, including depreciation and amortization expense, were $502,648 and $380,402 for the six months ended June 30, 2001 and 2000, respectively, $233,885 and $200,278 of which were incurred during the quarters ended June 30, 2001 and 2000, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The increase in operating expenses during the quarter and six months ended June 30, 2001 was also partially due to the Partnership recording bad debt expense during the quarter and six months ended June 30, 2001 of approximately $46,900 and $50,700, respectively, for past due rental amounts relating to the Properties in Mesquite, Nevada and Kentwood, Michigan due to financial difficulties the tenant is experiencing. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize these amounts as income if collected. In addition, the Partnership incurred approximately $27,500 in real estate taxes during the quarter and six months ended June 30, 2001, relating to these two Properties. The tenant is still responsible for payment of real estate taxes under the terms of its leases. The Partnership will pursue collection of these real estate taxes and will recognize such amounts as income if collected. In June 2001, the Partnership sold the Property in Kentwood, Michigan, as described below.

         In addition, the increase in operating expenses during the six months ended June 30, 2001 was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business. The increase in operating expenses during the quarter and six months ended June 30, 2001, was partially offset by a decrease in depreciation expense due to the fact that the Partnership sold four Properties throughout 2001 and 2000.

         The increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially offset by the fact that during the quarter and six months ended June 30, 2000, the Partnership incurred $16,002 and $23,382, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001.

         The Partnership continued to incur expenses such as real estate tax, insurance and repairs and maintenance relating to the Property in Inglewood, California, as a result of the tenant declaring bankruptcy and vacating the Property in April 1999 as described above. The Partnership will continue to incur such expenses until the Partnership locates a new tenant or purchaser for this Property. The Partnership is currently seeking a new tenant or purchaser for this Property.

         In January 2001, the Partnership sold its Property in Houston, Texas, as described above in "Capital Resources" and recorded a gain of $4,284 for financial reporting purposes during the six months ended June 30, 2001. In June 2001, the Partnership sold the Property in Kentwood, Michigan, as described above in "Capital Resources" and recorded a loss of $38,877 for financial reporting purposes during the quarter and six months ended June 30, 2001.

         In July 2001, the Partnership entered into an agreement with an unrelated third party to sell its Property in Inglewood, California. At June 30, 2001, the Partnership recorded a provision for loss on assets in the amount of $39,575 for financial reporting purposes relating to the anticipated sale of this Property. The allowance represented the difference between the carrying value of the Property and the expected sales proceeds from an anticipated sale of the Property. As of August 10, 2001, the sale had not occurred.

         During the quarter and six months ended June 30, 2000, the Partnership recorded provisions for loss on assets of $96,684 and $353,622, respectively, for financial reporting purposes relating to the Boston Market Property in Long Beach, California. The tenant of this Property filed for bankruptcy in October 1998 and discontinued payment of rents. The allowance at June 30, 2000 represented the difference between the carrying value of the Property and the estimated net realizable value for the Property as of such date. No such amounts were recorded during the quarter and six months ended June 30, 2001.


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

   **10.2 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL
          APF Partners, LP. (Filed herewith.)

   **10.3 Form of Joint Venture  Agreement for Joint Ventures with  Unaffiliated
          Entities (Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.4 Form of Joint  Venture  Agreement for Joint  Ventures with  Affiliated
          Programs (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.5 Form  of  Development   Agreement   (Filed  as  Exhibit  10.5  to  the
          Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.6 Form of Indemnification and Put Agreement (Filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.7 Form of Unconditional  Guarantee of Payment and Performance  (Filed as
          Exhibit 10.7 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.8 Form of Lease Agreement for Existing Restaurant (Filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.9 Form of Lease  Agreement for  Restaurant to be  Constructed  (Filed as
          Exhibit 10.9 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.10Form of Premises Lease for Golden Corral  Restaurant (Filed as Exhibit
          10.10 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.11Form of  Agreement  between CNL Income Fund XVII,  Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the Distribution Reinvestment Plans (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.12Form  of  Cotenancy  Agreement  with  Unaffiliated  Entity  (Filed  as
          Exhibit 10.12 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.13Form of Cotenancy  Agreement with Affiliated  Entity (Filed as Exhibit
          10.13 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.14Form of Registered Investor Advisor Agreement (Filed as Exhibit 10.14 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   (b)    Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended June 30, 2001.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of August, 2001


                   CNL INCOME FUND XVII, LTD.

                   By:      CNL REALTY CORPORATION
                            General Partner


                           By:           /s/ James M. Seneff, Jr.
                                         ---------------------------------------
                                         JAMES M. SENEFF, JR.
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                           By:           /s/ Robert A. Bourne
                                         ---------------------------------------
                                         ROBERT A. BOURNE
                                         President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)





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

   **10.2 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL
          APF Partners, LP. (Filed herewith.)

   **10.3 Form of Joint Venture  Agreement for Joint Ventures with  Unaffiliated
          Entities (Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.4 Form of Joint  Venture  Agreement for Joint  Ventures with  Affiliated
          Programs (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.5 Form  of  Development   Agreement   (Filed  as  Exhibit  10.5  to  the
          Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.6 Form of Indemnification and Put Agreement (Filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.7 Form of Unconditional  Guarantee of Payment and Performance  (Filed as
          Exhibit 10.7 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.8 Form of Lease Agreement for Existing Restaurant (Filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.9 Form of Lease  Agreement for  Restaurant to be  Constructed  (Filed as
          Exhibit 10.9 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.10Form of Premises Lease for Golden Corral  Restaurant (Filed as Exhibit
          10.10 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.11Form of  Agreement  between CNL Income Fund XVII,  Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the Distribution Reinvestment Plans (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.12Form  of  Cotenancy  Agreement  with  Unaffiliated  Entity  (Filed  as
          Exhibit 10.12 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.13Form of Cotenancy  Agreement with Affiliated  Entity (Filed as Exhibit
          10.13 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

   **10.14Form of Registered Investor Advisor Agreement (Filed as Exhibit 10.14 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)