Form 10-Q
period 2001-09-30
CNL INCOME FUND XVII LTD
filed 2001-11-13
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

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


                           CNL Income Fund XVII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-3295393
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                    32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
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




Part I                                                                                  Page
                                                                                        ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                                1

                  Condensed Statements of Operations                                      2

                  Condensed Statements of Partners' Capital                               3

                  Condensed Statements of Cash Flows                                      4

                  Notes to Condensed Financial Statements                                 5-9

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     10-17

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                             17

Part II

   Other Information                                                                      18-20




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           September 30,           December 31,
                                                                               2001                    2000
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, net                                $ 15,439,729            $ 18,604,190
   Net investment in direct financing leases                                     1,665,825               1,805,572
   Investment in joint ventures                                                  3,656,025               1,978,787
   Cash and cash equivalents                                                       830,908               1,597,502
   Restricted cash                                                               1,508,693                      --
   Receivables, less allowance for doubtful accounts
       of $476,936 and $254,586, respectively                                        1,951                  33,711
   Due from related parties                                                         11,011                   4,893
   Prepaid expenses                                                                  3,830                  13,868
   Accrued rental income, less allowance for doubtful
       accounts of $19,091 and $47,735, respectively                               552,060                 633,062
   Other assets                                                                        500                   4,025
                                                                         ------------------     -------------------

                                                                              $ 23,670,532            $ 24,675,610
                                                                         ==================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                        $    8,474              $    4,385
   Accrued real estate taxes payable                                                    --                  22,277
   Distributions payable                                                           600,000                 600,000
   Due to related parties                                                           33,869                  13,819
   Rents paid in advance and deposits                                               17,044                  35,403
   Deferred rental income                                                           54,349                  56,958
                                                                         ------------------     -------------------
       Total liabilities                                                           713,736                 732,842

   Partners' capital                                                            22,956,796              23,942,768
                                                                         ------------------     -------------------

                                                                              $ 23,670,532            $ 24,675,610
                                                                         ==================     ===================

See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                       Quarter Ended                  Nine Months Ended
                                                                       September 30,                    September 30,
                                                                   2001              2000            2001           2000
                                                               --------------    -------------   -------------  --------------
Revenues:
    Rental income from operating leases                           $  475,034        $ 481,900      $1,444,116      $1,574,915
    Adjustments to accrued rental income                             (60,627 )             --         (89,960 )      (141,469 )
    Earned income from direct financing leases                        44,751           31,363          94,843         115,305
    Interest and other income                                          7,439            1,849          48,036          24,054
                                                               --------------    -------------   -------------  --------------
                                                                     466,597          515,112       1,497,035       1,572,805
                                                               --------------    -------------   -------------  --------------

Expenses:
    General operating and administrative                              29,171           39,996         197,520         125,273
    Bad debt expense                                                   7,718               --          58,460              --
    Professional services                                             10,832           18,310          37,337          45,037
    Management fee to related party                                    5,718            5,153          15,814          17,187
    Real estate taxes                                                  2,371           32,298          36,958          54,093
    State and other taxes                                                 --               --          35,028          12,064
    Depreciation and amortization                                     82,633           99,915         259,974         299,038
    Transaction costs                                                     --               --              --          23,382
                                                               --------------    -------------   -------------  --------------
                                                                     138,443          195,672         641,091         576,074
                                                               --------------    -------------   -------------  --------------

Income Before Equity in Earnings (loss) of Joint
    Ventures, Gain on Sale of Assets and Provision for
    Loss on Assets                                                   328,154          319,440         855,944         996,731

Equity in Earnings (Loss) of Joint Ventures                         (247,938 )         38,899        (202,278 )       129,326

Gain on Sale of Assets                                               345,572           17,447         310,979          17,447

Provision for Loss on Assets                                        (111,042 )       (385,433 )      (150,617 )      (739,055 )
                                                               --------------    -------------   -------------  --------------


Net Income (Loss)                                                 $  314,746        $  (9,647 )     $ 814,028       $ 404,449
                                                               ==============    =============   =============  ==============

Allocation of Net Income:
    General partners                                                 $    --           $   --          $   --          $   --
    Limited partners                                                 314,746           (9,647 )       814,028         404,449
                                                               --------------    -------------   -------------  --------------

                                                                  $  314,746        $  (9,647 )     $ 814,028       $ 404,449
                                                               ==============    =============   =============  ==============

Net Income Per Limited Partner Unit                                $    0.10         $   0.00        $   0.27        $   0.13
                                                               ==============    =============   =============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                              3,000,000        3,000,000       3,000,000       3,000,000
                                                               ==============    =============   =============  ==============

See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                      Nine Months Ended             Year Ended
                                                                        September 30,              December 31,
                                                                             2001                      2000
                                                                   -------------------------     ------------------

General partners:
    Beginning balance                                                         $      (4,460 )           $   (4,460 )
    Net income                                                                           --                     --
                                                                   -------------------------     ------------------
                                                                                     (4,460 )               (4,460 )
                                                                   -------------------------     ------------------

Limited partners:
    Beginning balance                                                            23,947,228             25,674,090
    Net income                                                                      814,028                673,138
    Distributions ($0.60 and $0.80 per limited partner
       unit, respectively)                                                       (1,800,000 )           (2,400,000 )
                                                                   -------------------------     ------------------

                                                                                 22,961,256             23,947,228
                                                                   -------------------------     ------------------


Total partners' capital                                                      $   22,956,796           $ 23,942,768
                                                                   =========================     ==================

See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               2001                2000
                                                                          ----------------     --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $1,336,013         $1,405,009
                                                                          ----------------     --------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases
                                                                                       --         (1,630,164 )
       Proceeds from sale of assets                                             3,272,711            607,361
       Investment in joint ventures                                            (2,066,625 )              (12 )
       Increase in restricted cash                                             (1,508,693 )               --
                                                                          ----------------     --------------

              Net cash provided by (used in) investing
                  activities                                                     (302,607 )       (1,022,815 )
                                                                          ----------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,800,000 )       (1,800,000 )
                                                                          ----------------     --------------
              Net cash used in financing activities                            (1,800,000 )       (1,800,000 )
                                                                          ----------------     --------------

Net Increase (Decrease)in Cash and Cash Equivalents                              (766,594 )       (1,417,806 )

Cash and Cash Equivalents at Beginning of Period                                1,597,502          2,644,465
                                                                          ----------------     --------------

Cash and Cash Equivalents at End of Period                                      $ 830,908         $1,226,659
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




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

         At December 31, 2000, the Partnership had recorded a provision of $87,099 for the impairment in the carrying value of the Property in Kentwood, Michigan, due to the tenant experiencing financial difficulties. The provision represented the difference between the carrying value of the property at December 31, 2000 and the general partners' estimated net realizable value for this property. In June 2001, the Partnership sold this property, received net sales proceeds of approximately $681,200 and recorded a loss of $38,877 for financial reporting purposes.

         During 2000, the Partnership established a provision for loss on assets of $477,971, relating to the property located in Inglewood, California. The tenant of this property filed for bankruptcy in October 1998, and in 1999, rejected the lease relating to the property. The provision represented the difference between the carrying value of the property at



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


3.       Land and Buildings on Operating Leases - Continued:
         ---------------------------------------------------

         December 31, 2000 and the general partners' estimated net realizable value for this property. At June 30, 2001, the Partnership increased the provision by $39,575 to $517,546. The adjusted provision represented the difference between the carrying value of the property at June 30, 2001 and the net sales proceeds anticipated to be received from the sale of the property. In September 2001, the Partnership sold this property to a third party for $300,000 and received net sales proceeds of approximately $298,300. Due to the fact that during second quarter, the Partnership had recorded a provision for loss for this property, no additional gain or loss was recognized for financial reporting purposes during the quarter ended September 30, 2001 relating to the sale of the property.

         In September 2001, the Partnership also sold its property in El Dorado, California to a third party for $1,553,500 and received net sales proceeds of approximately $1,510,500 resulting in a gain of $345,572 for financial reporting purposes (see Note 6).

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         At September 30, 2001, the Partnership established a provision for impairment in carrying value in the amount of $111,042 for its property in Mesquite, Nevada due to the fact that the tenant of this property experienced financial difficulties (see Note 9). The provision represented the difference between the carrying value of the net investment in the direct financing lease and the general partners' estimated net realizable value of the investment in the direct financing lease at September 30, 2001.

5.       Investment in Joint Ventures:
         ----------------------------

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

         In July 2001, the Partnership invested in a property in Waldorf, Maryland as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund IX, Ltd., each of which are Florida limited partnerships and affiliates of the general partners. As of September 30, 2001, the Partnership contributed approximately $569,900 for a 25 percent interest in





                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                Quarters and Nine Months Ended September 30, 2001 and 2000


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         the property. The Partnership accounts for its investment in this property under the equity method since the Partnership shares control with an affiliate.

         The following presents the combined, condensed financial information for the joint ventures and the Properties held as tenants-in-common with affiliates at:


                                                                        September 30,        December 31, 2000
                                                                            2001
                                                                      ------------------    --------------------

              Land and buildings on operating leases, net                  $  8,974,713            $  5,260,304
              Net investment in direct financing lease                               --                 792,921
              Cash                                                               43,581                  51,798
              Receivables, less allowance for doubtful
                   accounts                                                       8,102                  66,996
              Prepaid expenses                                                      732                      --
              Accrued rental income                                             219,673                 297,196
              Other assets                                                           --                     533
              Liabilities                                                        54,609                  33,082
              Partner's capital                                               9,192,192               6,436,666
              Revenues                                                          400,927                 700,747
              Provision for loss on assets                                     (980,739 )                    --
              Net income (loss)                                                (827,858 )               583,366

         The Partnership recognized a loss of $202,278 and income of $129,326 for the nine months ended September 30, 2001 and 2000, respectively, from these joint ventures and the Properties held as tenants-in-common with affiliates, a loss of $247,938 and income of $38,899 of which were earned during the quarters ended September 30, 2001 and 2000, respectively.


6.       Restricted Cash:
         ---------------

         At September 30, 2001, the net sales proceeds of $1,508,693 from the sale of the property in El Dorado, California, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


7.       Related Party Transactions:
         --------------------------

         During the nine months ended September 30, 2001, the Partnership and CNL Income Fund VII, Ltd. through a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, acquired a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a total purchase price of $1,740,374. CNL Income Fund VII, Ltd. is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

8.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental income from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended:

                                                                          2001              2000
                                                                     ---------------    --------------

              Golden Corral Corporation                                    $404,709          $327,060
              National Restaurant Enterprises, Inc.                         318,522           318,522
              Jack in the Box Inc. (formerly known as
                   Foodmaker, Inc.)                                         270,550           262,118
              RTM Indianapolis, Inc. and RTM
                   Southwest Texas, Inc.                                    198,783           199,657
              Phoenix Restaurant Group, Inc.
                   (formerly known as DenAmerica
                   Corp.)                                                       N/A           206,271





                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                Quarters and Nine Months Ended September 30, 2001 and 2000


8.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental income from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended:

                                                                          2001               2000
                                                                     ---------------    ----------------

              Golden Corral Family Steakhouse
                   Restaurants                                             $404,709           $ 327,060
              Burger King                                                   356,674             374,139
              Jack in the Box                                               270,550             262,118
              Arby's                                                        211,817             211,872


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

9.       Subsequent Event:
         ----------------

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's units and 48 Black-eyed Pea Units. The Partnership anticipates that as a result of the closings and the bankruptcy filing, PRG will reject one of the Partnership's two leases with PRG, which includes one lease held with an affiliate of the general partners, as tenants-in-common.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 26 Properties, which included interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and five Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,336,013 and $1,405,009 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash from operations for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was primarily a result of changes in the Partnership's revenues and expenses as described below in "Results of Operations" and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2001.

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

         In April 2001, the Partnership entered into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners, to hold one Property. The joint venture acquired this Property from CNL BB Corp., an affiliate of the general partners, who had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. The Partnership contributed approximately $1,496,700 to the joint venture from a portion of the net sales proceeds it received from the sale of two Properties. As of September 30, 2001, the Partnership owns an 86 percent interest in the profits and losses of the joint venture.

         In June 2001, the Partnership sold the Property in Kentwood, Michigan, received net sales proceeds of approximately $681,200 and recorded a loss of $38,877 for financial reporting purposes. In July 2001, the Partnership used a portion of these net sales proceeds to acquire an interest in a Property in Waldorf, Maryland, as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund IX, Ltd., each of which is a Florida limited Partnership and an affiliate of the general partners. The Partnership contributed approximately $569,900 for a 25 percent interest in the profits and losses of the Property.

         In September 2001, the Partnership sold the Property in Inglewood, California to a third party for $300,000 and received net sales proceeds of approximately $298,300. Due to the fact that during second quarter, the Partnership had recorded a provision for loss for this Property, no additional gain or loss was recognized for financial reporting purposes during the quarter ended September 30, 2001 relating to the sale of the Property. The Partnership distributed a portion of the net sales proceeds to the limited partners and intends to reinvest the remaining sales proceeds in an additional Property.

         In September 2001, the Partnership also sold its Property in El Dorado, California to a third party for $1,553,500 and received net sales proceeds of approximately $1,510,500, resulting in a gain of $345,572 for financial reporting purposes. The Partnership intends to reinvest the sales proceeds in an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's units and 48 Black-eyed Pea Units. The Partnership anticipates that as a result of the closings and the bankruptcy filing, PRG will reject one of the Partnership's two leases with PRG which includes one lease held with an affiliate of the general partners, as tenants-in-common, resulting in the Partnership recording provisions for losses on assets as of September 30, 2001. Since future store closings may occur, the general partners will continue to evaluate the remaining Property, held with an affiliate, as tenants-in-common, that PRG is continuing to operate as of November 9, 2001. The lost revenues resulting from any rejected leases will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell the Properties in a timely manner. The general partners will be seeking new tenants or purchasers for any Properties whose leases are rejected by PRG.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to invest in additional Properties and to pay Partnership expenses or to make distributions to the partners. At September 30, 2001, the Partnership had $830,908 invested in such short-term investments, as compared to $1,597,502 at December 31, 2000. The decrease in cash and cash equivalents was due to the fact the Partnership used the proceeds from the 2000 sales of two Properties to invest in CNL VII & XVII Lincoln Joint Venture, as described above. The funds remaining at September 30, 2001, after payment of distributions and other liabilities will be used to invest in additional Properties and to meet the Partnership's working capital needs.

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

     The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, and for the quarter ended September 30, 2001, a portion of the net sales proceeds from the September 2001 sale of the Property in Inglewood, California, the Partnership declared distributions to limited partners of $1,800,000 for each of the nine month periods ended September 30, 2001 and 2000 ($600,000 for each of the quarters ended June 30, 2001 and 2000). This represents distributions for each applicable nine months of $0.60 per unit ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2001 and 2000. No amounts distributed to the limited partners for the nine months ended September 30, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $713,736 at September 30, 2001, from $732,842 at December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2000, the Partnership owned and leased 23 wholly owned Properties (including two Properties sold during 2000) to operators of fast-food and family style restaurant chains, and during the nine months ended September 30, 2001, the Partnership owned and leased 21 wholly owned Properties (including four Properties sold in 2001). In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $1,448,999 and $1,548,751, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $414,407 and $513,263 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was primarily attributable to the lost revenues from the fact that three Properties and one Property were sold in 2001 and 2000, respectively. The decrease during the nine months ended September 30, 2001 was partially offset by an increase in rental and earned income of approximately $14,100 during the nine months ended September 30, 2001, due to the fact that in January 2000, the Partnership reinvested in a Property in Wilmette, Illinois.

         In addition, rental and earned income decreased during the nine months ended September 30, 2001, by approximately $38,500 partially due to the fact that PRG, the tenant of two Properties, experienced financial difficulties resulting in the Partnership increasing its allowance for doubtful accounts during the nine months ended September 30, 2001, for past due rental amounts relating to two Properties. In June 2001, the Partnership sold the Property in Kentwood, Michigan, as described above in "Capital Resources". In October 2001, PRG filed for bankruptcy, as described above in "Capital Resources", and the Partnership anticipates that PRG will reject its remaining lease with the Partnership. The general partners will continue to pursue collection of past due rental amounts relating to these Properties. The Partnership does not anticipate will recognize any rental income relating to the remaining Property until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sales are reinvested in an additional Property. The lost revenues resulting from this Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell this Property in a timely manner. The Partnership will be seeking a new tenant or purchaser for this Property once the lease is rejected.

         Rental and earned income was higher during the nine months ended September 30, 2001 as compared to September 30, 2000, due to the fact that during the nine months ended September 30, 2000, the Partnership reversed approximately $141,500 of previously accrued rental income for two Properties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. During the quarter and nine months ended September 30, 2001, the Partnership reversed approximately $60,600 and $89,900, respectively, in previously accrued rental income relating to a third Property. The Partnership has sold two of these three Properties, has reinvested a portion of the net sales proceeds in the additional Property in Wilmette, Illinois, as described above, and acquired an interest in a joint venture arrangement, as described above in "Capital Resources". As a result of using a portion of the net sales proceeds to acquire an interest in a joint venture, rental and earned income are expected to decrease and equity in earnings from joint ventures is expected to increase in future periods.

         Rental and earned income continued to be at reduced amounts during the quarter and nine months ended September 30, 2001 and 2000 as a result of the Property in Inglewood, California, continuing to remain vacant. The tenant filed for bankruptcy and vacated the Property in April 1999. In September 2001, the Partnership sold this Property as described above in "Capital Resources."

         During the nine months ended September 30, 2000, the Partnership owned and leased four Properties with affiliates as tenants-in-common, and three Properties indirectly through joint venture arrangements. During the nine months ended September 30, 2001, the Partnership owned and leased five Properties with affiliates as tenants-in-common, and four Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership recorded a loss of $202,278 and income of $129,326, respectively, a loss of $247,938 and income of $38,899 of which were recorded during the quarters ended September 30, 2001 and 2000, respectively, attributable to net income and losses earned by joint ventures. Net income earned by joint ventures decreased during the quarter and nine months ended September 30, 2001, primarily as a result of the Partnership and an affiliate of the general partners, as tenants-in-common of the Property in Corpus Christi, Texas, in which the Partnership owns an approximate 27 percent interest, increasing their allowance for doubtful accounts by approximately $12,800 and $76,900 during the quarter and nine months ended September 30, 2001, respectively, for past due rental amounts relating to the Property due to the fact that PRG, the tenant of the Property, experienced financial difficulties. In October 2001, PRG filed for bankruptcy, as described above in "Capital Resources". The Partnership and the affiliate, as tenants-in-common, will continue to pursue collection of past due rental amounts relating to this Property. In addition, the Partnership and the affiliate, as tenants-in-common of this Property, reversed previously accrued rental income of approximately $29,200 and $84,800 during the quarter and nine months ended September 30, 2001, respectively. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. In addition, the Partnership and the affiliate, as tenants-in-common, incurred approximately $51,100 in real estate taxes during the nine months ended September 30, 2001 relating to this Property. The tenant is still responsible for payment of these real estate taxes under the terms of the lease. The Partnership and the affiliate, as tenants-in-common, will pursue collection of these real estate taxes. During the quarter and nine months ended September 30, 2001, the Partnership and the affiliate, as tenants-in-common, recorded a provision for loss on land and building in the amount of $242,390 for financial reporting purposes relating to the Property in Corpus Christi, Texas. The provision represents the difference between the carrying value of the Property at September 30, 2001 and the general partners' current estimate of net realizable value for this Property.

         Net income earned by joint ventures also decreased during the quarter and nine months ended September 30, 2001, due to the fact that Ocean Shores Joint Venture, in which the Partnership owns an approximate 31 percent interest, established an allowance for doubtful accounts of approximately $27,900 and $55,900 during the quarter and nine months ended September 30, 2001, respectively, due to financial difficulties of the tenant. The tenant of the Property owned by the joint venture ceased operations and vacated the Property in April 2001. The joint venture will continue to pursue collection of these past due rental amounts. The joint venture will not record rental income relating to this Property until it locates a new tenant or purchaser for this Property. The joint venture is currently seeking a new tenant or purchaser for this Property. In addition, the joint venture reversed previously accrued rental income of approximately $43,400 during the quarter and nine months ended September 30, 2001. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. During the quarter and nine months ended September 30, 2001, the joint venture recorded a provision for loss on assets in the amount of $738,349 for financial reporting purposes relating to its Property in Ocean Shores, Washington. The provision represents the difference between the carrying value of the Property at September 30, 2001 and the general partners' estimate of the realizable value for this Property. No such amounts were recorded during the nine months ended September 30, 2000.

         The decrease in net income earned by joint ventures was partially offset by an increase of approximately $45,100 and $78,100 during the quarter and nine months ended September 30, 2001 as a result of the Partnership investing during 2001 in CNL VII and XVII Lincoln Joint Venture, and an additional Property, as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund IX, Ltd. as described above in "Capital Resources".

         During the nine months ended September 30, 2001, four lessees (or groups of affiliated lessees) of the Partnership, (i) Golden Corral Corporation,
(ii) National Restaurant Enterprises, Inc., (iii) Jack in the Box Inc., and (iv) RTM Indianapolis, Inc. and RTM Southwest Texas, Inc. (which are affiliated entities under common control of RTM, Inc.)(hereinafter referred to as "RTM, Inc."), each contributed more than ten percent of the Partnership's total rental and earned income, the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common. It is anticipated that based upon the minimum rental payments required by the leases, these four lessees each will continue to contribute more than ten percent of the Partnership's total rental and earned income. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants, ("Golden Corral"), Jack in the Box, Burger King, and Arby's, each accounted for more than ten percent of the Partnership's total rental and earned income during the nine months ended September 30, 2001 (including the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common.) It is anticipated that each of these four restaurant chains will continue to contribute more than ten percent of the Partnership's rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could have a material adverse affect on the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $641,091 and $576,074 for the nine months ended September 30, 2001 and 2000, respectively, $138,443 and $195,672 of which were incurred during the quarters ended September 30, 2001 and 2000, respectively. The increase in operating expenses during the nine months ended September 30, 2001 was partially due to the Partnership recording bad debt expense during the nine months ended September 30, 2001 of approximately $58,500 for past due rental amounts relating to the Properties in Mesquite, Nevada and Kentwood, Michigan leased to PRG, who filed for bankruptcy, as described above in "Capital Resources." The general partners will continue to pursue collection of past due rental amounts relating to these Properties. In June 2001, the Partnership sold the Property in Kentwood, Michigan, as described above in "Capital Resources."

         In addition, the increase in operating expenses during the nine months ended September 30, 2001 was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business and due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The increase in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially offset by the fact that during the nine months ended September 30, 2000 the Partnership incurred $23,300 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). In June 1999, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and nine months ended September 30, 2001.

         The decrease in operating expenses during the quarter ended September 30, 2001 was partially due to, and the increase during the nine months ended September 30, 2001 was partially offset by, a decrease in real estate tax expense relating to four Properties which had become vacant. The Partnership sold one Property during 2000 and sold the remaining three Properties during the nine months ended September 30, 2001, as described above in "Capital Resources." The decrease in real estate tax expense was partially offset by an increase due to the Partnership recording real estate tax expense relating to the Property in Mesquite, Texas, leased to PRG, who filed for bankruptcy, as described above in "Capital Resources." Until the lease is rejected, the tenant, PRG, is responsible for payment of real estate taxes under the terms of its lease. The Partnership will pursue collection of these real estate taxes.

         The increase in operating expenses during the nine months ended September 30, 2001, was partially offset by, and the decrease during the quarter ended September 30, 2001 is partially due to, a decrease in depreciation expense due to the fact that the Partnership sold four Properties throughout 2001 and 2000.

         During the nine months ended September 30, 2001, the Partnership sold its Property in Houston, Texas, as described above in "Capital Resources," and recorded a gain of $4,284 for financial reporting purposes and sold the Property in Kentwood, Michigan, as described above in "Capital Resources," and recorded a loss of $38,877 for financial reporting purposes. During the quarter and nine months ended September 30, 2001, the Partnership sold its Property in El Dorado, California, as described above in "Capital Resources" and recorded a gain of $345,572 for financial reporting purposes. In addition, during the quarter and nine months ended September 30, 2000, the Partnership sold the Property in Warner Robins, Georgia, resulting in a gain of $17,447 for financial reporting purposes.

         As a result of the PRG bankruptcy, described above in "Capital Resources", during the nine months ended September 30, 2001, the Partnership recorded a provision for loss on assets in the amount of $111,042 for financial reporting purposes relating to the Property in Mesquite, Nevada. The provision represented the difference between the carrying value of the Property and the general partners' estimated net realizable value of the Property at September 30, 2001.

         During the quarter and nine months ended September 30, 2000, the Partnership established a provision for loss on assets of $385,433 relating to the Property located in Inglewood, California. The tenant for this Property filed for bankruptcy in October 1998, and in 1999, rejected the lease relating to the Property. The provision represented the difference between the carrying value of the Property, and the general partners' estimated net realizable value for this Property. During the nine months ended September 30, 2001, the Partnership increased the provision for loss by $39,575 to reflect the difference between the carrying value of the Property and the anticipated net sales proceeds to be received by the Partnership. In September 2001, the Partnership sold this Property to a third party. Due to the fact that the Partnership had previously recorded a provision for loss for this Property, no additional gain or loss was recognized for financial reporting purposes during the quarter and nine months ended September 30, 2001 relating to the actual sale of the Property.

         During the nine months ended September 30, 2000, the Partnership recorded a provision for loss on assets of $353,622 for financial reporting purposes relating to the Boston Market Property in Long Beach, California. The tenant of this Property filed for bankruptcy in October 1998 and discontinued payment of rents. The provision at September 30, 2000 represented the difference between the carrying value of the Property and the general partners' estimated net realizable value for the Property as of such date. The Partnership sold this Property in October 2000.


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

     **10.2 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference.)

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

     **10.10   Form of Premises  Lease for Golden  Corral  Restaurant  (Filed as
               Exhibit 10.10 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

     **10.11 Form of Agreement between CNL Income Fund XVII, Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the Distribution Reinvestment Plans (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

     **10.12   Form of Cotenancy  Agreement with  Unaffiliated  Entity (Filed as
               Exhibit 10.12 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

     **10.13   Form of Cotenancy  Agreement  with  Affiliated  Entity  (Filed as
               Exhibit 10.13 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

     **10.14   Form of Registered  Investor Advisor  Agreement (Filed as Exhibit
               10.14 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

(b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter
ended September 30, 2001.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of November, 2001


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