Form 10-K
period 2001-12-31
CNL INCOME FUND XVII LTD
filed 2002-03-29
CIK 943718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,400,000 and were used as of December 31, 1998, to acquire 29 Properties, pay acquisition fees totalling $1,350,000 and to establish a working capital reserve for Partnership purposes. The 29 Properties include four Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the General Partners as tenants-in-common. During 1998, the Partnership received $306,100 in a reimbursement from the developer of the Properties in Aiken, South Carolina and Weatherford, Texas, upon final reconciliation of total construction costs.
During 1999, the Partnership invested these amounts, along with other net offering proceeds, in a Property in Zephyrhills, Florida, with an affiliate as tenants-in-common, and entered into a joint venture arrangement, Ocean Shores Joint Venture, with an affiliate of the General Partners to purchase and hold one Property in Ocean Shores, Washington, indirectly through a joint venture in which the Partnership is a co-venturer. In addition, during 1999, CNL/GC El Cajon Joint Venture, in which the Partnership owned an 80 percent interest, sold its Property to the tenant and the Partnership received a return of capital from the net sales proceeds. In January 2000, the Partnership reinvested the majority of the net sales proceeds received from El Cajon Joint Venture in a Property in Wilmette, Illinois. In addition, during 2000, the Partnership sold its Properties in Warner Robins, Georgia and Long Beach, California. During the year ended December 31, 2001, the Partnership reinvested the net sales proceeds from the 2000 sale of the Property in Warner Robins, Georgia, and Long Beach, California along with a portion of the net sales proceeds received from the 2001 sale of the Property in Houston, Texas, and entered into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with an affiliate of the General Partners to purchase and hold one property in Lincoln, Nebraska, indirectly through a joint venture in which the Partnership is a co-venturer. In addition, during 2001, the Partnership sold its Properties in Kentwood, Missouri and El Dorado, California, and reinvested a portion of these net sales proceeds in a Property in Austin, Texas, and in a Property in Waldorf, Maryland, as tenants-in-common, with affiliates of the General Partners, which are Florida limited partnerships. In addition, during 2001, the Partnership distributed to the limited partners, a portion of the net sales proceeds received from the sale in Inglewood, California and a portion of the net sales proceeds received from the sale of the Property in Houston, Texas.

         As a result of the above transactions, as of December 31, 2001, the Partnership owned 27 Properties. The 27 Properties include four Properties owned by joint ventures in which the Partnership is a co-venturer and five Properties owned with affiliates as tenants-in-common. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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


Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties provide for initial terms ranging from 15 to 20 years (the average being 18 years) and expire between 2011 and 2020. The majority of the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $57,300 to $280,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 22 of the Partnership's 27 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to the terms of the lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2001, the Partnership reinvested a portion of the net sales proceeds it received from the sales of the Properties in Warner Robins, Georgia; Long Beach, California; Houston, Texas; Kentwood, Missouri; and El Dorado, California (as described above); in a Property in Austin, Texas; in a Property in Waldorf, Maryland, as tenants-in-common with affiliates of the General Partners and in a Property in Lincoln, Nebraska in a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with an affiliate of the General Partners. The affiliates are limited partnerships organized pursuant to the laws of the state of Florida. The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above.

         In February 2002, a tenant, Sybra, Inc., filed for bankruptcy. As of March 15, 2002, the Partnership has continued receiving rental payments relating to the Property in Zephyrhills, Florida, held with an affiliate of the General Partners, as tenants-in-common. While the tenant has not rejected or affirmed the lease, there can be no assurance that it will not be rejected in the future. The lost revenues resulting from the possible rejection of this lease could have an adverse effect on the results of operations of the Partnership.

Major Tenants

         During 2001, four lessees of the Partnership, Golden Corral Corporation, National Restaurant Enterprises, Inc., Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control) (hereinafter referred as "Jack in the Box Inc."), and RTM Indianapolis, Inc. and RTM Southwest Texas, Inc. (which are affiliated entities under common control) (hereinafter referred as "RTM, Inc."), each contributed more than 10% of the Partnership's total rental and earned income, including the Partnership's share of rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common. As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to four restaurants, and Jack in the Box Inc., National Restaurant Enterprises, Inc. and RTM, Inc. were each the lessee under leases relating to three restaurants. It is anticipated that based on the minimum rental payments required by the leases, these four lessees each will continue to contribute more than ten percent of the Partnership's total rental and earned income in 2002. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants, ("Golden Corral"), Jack in the Box, Burger King, and Arby's, each accounted for more than 10% of the Partnership's total rental and earned income during 2001 (including the Partnership's share of rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that each of these four Restaurant Chains will continue to contribute more than 10% of the Partnership's rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could have a material adverse affect on the Partnership's income if the Partnership is not able to re-lease or sell the Properties in a timely manner. As of December 31, 2001, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following separate joint venture arrangements, each to purchase and hold one Property: CNL Mansfield Joint Venture with CNL Income Fund VII, Ltd., and CNL Kingston Joint Venture with CNL Income Fund XIV, Ltd., Ocean Shores Joint Venture with CNL Income Fund X, Ltd. In addition, in April 2001, the Partnership entered into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund VII, Ltd., an affiliate of the General Partners to purchase and hold one Property. Each of the CNL Income Funds is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida.

         Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership owns a 21% interest in CNL Mansfield Joint Venture, a 60.06% interest in CNL Kingston Joint Venture, a 30.94% interest in Ocean Shores Joint Venture, and an 86% interest in CNL VII & XVII Lincoln Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the respective joint venture.

         CNL Mansfield Joint Venture, CNL Kingston Joint Venture and Ocean Shores Joint Venture each have an initial term of 20 years and CNL VII & XVII Lincoln Joint Venture has an initial term of 30 years and, after the expiration of the initial term, the joint ventures continue in existence from year to year unless terminated at the option of either of the joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of either of the joint venture partners, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

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

         Net cash flow from operations of CNL Mansfield Joint Venture, CNL Kingston Joint Venture, Ocean Shores Joint Venture, and CNL VII & XVII Lincoln Joint Venture is distributed 21%, 60.06%, 30.94% and 86%, respectively, to the Partnership and the balance is distributed to each other joint venture partner in accordance with its percentage ownership in the respective joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture arrangements, the Partnership entered into an agreement to hold a Property in Fayetteville, North Carolina, as tenants-in-common with CNL Income Fund XVI, Ltd., an affiliate of the General Partners; an agreement to hold a Property in Corpus Christi, Texas, as tenants-in-common, with CNL Income Fund XI, Ltd., an affiliate of the General Partners; an agreement to hold a Property in Akron, Ohio, as tenants-in-common, with CNL Income Fund XIII, Ltd., an affiliate of the General Partners, and an agreement to hold a Property in Zephyrhills, Florida, as tenants-in-common, with CNL Income Fund IV, Ltd., an affiliate of the General Partners. In addition, in July 2001, the Partnership entered into an agreement to hold a Property in Waldorf, Maryland, as tenants-in-common, with CNL Income Fund VI, Ltd. and CNL Income Fund IX, Ltd. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties and net cash flow from the Properties in proportion to each co-tenant's percentage interest. The Partnership owns a 19.56%, 27.42%, 36.91%, 24% and 25% interest in the Properties in Fayetteville, North Carolina; Corpus Christi, Texas; Akron, Ohio; Zephryhills, Florida; and Waldorf, Maryland, respectively.

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

Certain Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenant's books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         During 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management, including the payment of fees, as described, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 27 Properties. Of the 27 Properties, 18 are owned by the Partnership in fee simple, four are owned through joint venture arrangements and five are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.


Description of Properties

         Land. The Partnership's Property sites range from approximately 21,300 to 115,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2000.

               State                               Number of Properties

               California                                    1
               Florida                                       3
               Georgia                                       1
               Illinois                                      4
               Indiana                                       2
               Maryland                                      1
               North Carolina                                1
               Nebraska                                      1
               Nevada                                        1
               Ohio                                          1
               South Carolina                                1
               Tennessee                                     3
               Texas                                         6
               Washington                                    1
                                                       --------------
               TOTAL PROPERTIES                             27
                                                       ==============

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership ranged from approximately 2,100 to 11,300 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $19,984,630 and $10,459,655, respectively.


         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

                Restaurant Chain                  Number of Properties

                Arby's                                      4
                Bakers Square                               1
                Bennigan's                                  1
                Black-eyed Pea                              1
                Boston Market                               1
                Burger King                                 5
                Denny's                                     2
                Fazoli's                                    1
                Golden Corral                               4
                Jack in the Box                             3
                Taco Bell                                   1
                Taco Cabana                                 1
                Wendy's                                     2
                                                      --------------
                TOTAL PROPERTIES                           27
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

         As of December 31, 2001, 2000, 1999, 1998, and 1997 the Properties were 96%, 92%, 93%, 100%, and 100% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                       2001              2000              1999             1998              1997
                                   --------------    -------------     -------------    -------------     --------------
Rental Income(1)(2)                  $ 2,357,917      $ 2,353,394       $ 2,667,611      $ 2,983,830        $ 2,762,605
Properties(2)                                 26               26                29               28                 28
Average Rent per Property              $  90,689        $  90,515         $  91,987        $ 106,565          $  98,664

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned with affiliates as tenants-in-common. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established a provision for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2001 for each year for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number               Annual Rental             Gross Annual
                                     of Leases                Revenues               Rental Income
             -----------------    ----------------        -----------------    --------------------------
              2002                             --                 $     --                      --
              2003                             --                       --                      --
              2004                             --                       --                      --
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                             --                       --                      --
              2009                             --                       --                      --
              2010                             --                       --                      --
              2011                              4                  458,331                  18.57%
              Thereafter                       22                2,009,533                  81.43%
                                        ----------        -----------------           -------------
              Total (1)                        26             $  2,467,864                 100.00%
                                        ==========        =================           =============

         (1) Excludes one Property which was vacant at December 31, 2001.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2001 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (three leases expiring in 2011 and one lease in 2015) and the average minimum base annual rent is approximately $156,000 (ranging from approximately $107,600 to $190,000).

         National Restaurant Enterprises, Inc. leases three Burger King restaurants. The initial term of each lease is 20 years (expiring between 2016 and 2017) and the average minimum base annual rent is approximately $140,400 (ranging from approximately $123,200 to $153,600).

         Jack in the Box, Inc. leases three Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $88,300 (ranging from approximately $80,100 to $96,300).

         RTM, Inc. leases three Arby's Restaurants. The initial term of each lease is 20 years (expiring in 2016) and the average minimum base annual rent is approximately $85,700 (ranging from approximately $82,700 to $88,200).

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) As of March 15, 2002, there were 1,609 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2001, the price paid for any Unit transferred pursuant to the Plan ranged from $9.14 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000, other than pursuant to the Plan, net of commissions.

                                                2001                                      2000
                                --------------------------------------    -------------------------------------
                                  High         Low           Average       High          Low          Average
                                ---------    ---------      ----------    --------     ---------     ----------
        First Quarter             (2)          (2)             (2)          $7.63         $7.63         $ 7.63
        Second Quarter             $6.70       $ 6.50          $ 6.57       $8.50         $6.66         $ 8.13
        Third Quarter               6.61         6.42            6.50       $7.63         $7.00         $ 7.32
        Fourth Quarter              9.57         6.10            7.84       $7.03         $6.50         $ 6.83

(1)      A total of 14,880 and 12,000 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2001  and  2000,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2001 and 2000, the Partnership declared cash distributions of $2,400,000 to the Limited Partners. Distributions of $600,000 were declared at the close of each of the Partnership's calendar quarters during 2001 and 2000 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.

(b)      Not applicable.



Item 6.  Selected Financial Data


                               Year Ended        Year Ended        Year Ended       Year Ended        Year Ended
                              December 31,      December 31,      December 31,     December 31,      December 31,
                                  2001              2000              1999             1998              1997
                             ---------------- ----------------- ----------------- ---------------- -----------------
 Revenues (1)                   $  1,885,375      $  2,471,879      $  2,843,434     $  2,946,048      $  2,772,714
 Net income (2)                      969,196           673,138         1,839,269        2,394,158         2,203,557
 Cash distributions
     declared                      2,400,000         2,400,000         2,400,000        2,400,000         2,287,500
 Net income per Unit
     (2)(3)                             0.32              0.22              0.61             0.80              0.73
 Cash distributions
     declared per Unit
     (3)                                0.80              0.80              0.80             0.80              0.76

                                  2001              2000              1999             1998              1997
                             ---------------- ----------------- ----------------- ---------------- -----------------
 At December 31:
     Total assets              $  23,194,348     $  24,675,610     $  26,561,963    $  27,365,705     $  27,524,148
     Partners' capital            22,511,964        23,942,768        25,669,630       26,230,361        26,236,203

(1) Revenues include equity in earnings (loss) of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the years ended December 31, 2001, 2000 and 1999 includes $534,135, $1,107,919, and $232,140 from provisions for write-down of assets, respectively, and for the years ended December 31, 2001 and 2000, it includes $310,979 and $17,447 from gain on sale of assets, respectively. Net income for the year ended December 31, 1999 includes $82,914 from loss on dissolution of joint venture.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 27 Properties, either directly or through joint venture or tenancy in common arrangements.

Capital Resources

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from the joint ventures and interest received, less cash paid for expenses). Cash from operations was $1,784,443, $1,846,222, and $2,450,018 for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in cash from operations during 2001 and 2000, each as compared to the previous year, is primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000 and 1999.

         In December 1999, CNL/GC El Cajon Joint Venture, in which the Partnership owned an 80 percent interest, sold its Property to its tenant for $2,094,231. Due to the fact that the joint venture had recorded accrued rental income, the joint venture wrote off $172,496 in accrued rental income in connection with the sale. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The write-off represented the difference between the carrying value of the Property, including the accumulated accrued rental income, and the estimated net sales proceeds from the anticipated sale of the Property. In addition, as a result of the sale of the Property, the joint venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $1,675,400, representing its prorata share of the net sales proceeds received by the joint venture and recorded a loss on dissolution of $82,914 as of December 31, 1999, which represented the balance of unamortized costs recorded by the joint venture. In January 2000, the Partnership reinvested the majority of the return of capital in a Baker's Square Property in Wilmette, Illinois. The Partnership acquired the Property from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In September 2000, the Partnership sold its Popeyes Property in Warner Robins, Georgia to a third party for a total of $609,861 and received net sales proceeds of approximately $607,400, resulting in a gain of $17,447. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In addition, in October 2000, the Partnership sold its Boston Market Property in Long Beach, California, for $533,500 and received net sales proceeds of approximately $530,000. Due to the fact that in 2000 the Partnership recorded a provision for write-down of assets for loss of $353,622 for this Property, no gain or loss was recognized in 2000, relating to the sale. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In January 2001, the Partnership sold its Property in Houston, Texas to a third party for $812,696 and received net sales proceeds of approximately $782,700, resulting in a gain of $4,284. The Partnership used the net sales proceeds to acquire an interest in CNL VII and XVII Lincoln Joint Venture, as described below, and to make distributions to the limited partners. The Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In April 2001, the Partnership reinvested the net sales proceeds from the sales of the Properties in Warner Robins, Georgia; Long Beach, California, and Houston Texas, as described above, and entered into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners, to hold one Property. The joint venture acquired this Property from CNL BB Corp., an affiliate of the General Partners, who had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. The Partnership contributed approximately $1,496,700 to the joint venture. As of December 31, 2001, the Partnership owned an 86% interest in the profits and losses of the joint venture.

         In June 2001, the Partnership sold the Property in Kentwood, Michigan, received net sales proceeds of approximately $681,200 and recorded a loss of $38,877. In July 2001, the Partnership used a portion of these net sales proceeds to acquire an interest in a Property in Waldorf, Maryland, as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund IX, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners. As of December 31, 2001, the Partnership contributed approximately $570,100 for a 25% interest in the profits and losses of the Property. The Partnership intends to reinvest the remainder portion of the net sales proceeds in an additional Property.

         In September 2001, the Partnership sold the Property in Inglewood, California to a third party for $300,000 and received net sales proceeds of approximately $298,300. Due to the fact that during second quarter, the Partnership had recorded a provision for write-down of this Property, no additional gain or loss was recognized in September 2001 relating to the sale of the Property. The Partnership distributed a portion of the net sales proceeds to the Limited Partners and intends to reinvest the remaining sales proceeds in an additional Property.

         In September 2001, the Partnership also sold its Property in El Dorado, California to a third party for $1,553,500 and received net sales proceeds of approximately $1,510,500, resulting in a gain of $345,572. In December 2001, the Partnership reinvested the majority of net sales proceeds received in a Property in Austin, Texas. The Partnership acquired the Property from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership of approximately $1,216,600 represented the costs incurred by the affiliate to acquire the Property, including closing costs. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property and the reinvestment of the proceeds qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed the remaining net sales proceeds to the Limited Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

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

         Currently, rental income from the Partnership's Properties and cash reserves are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 2001, the Partnership had $673,924 invested in such short-term investments as compared to $1,597,502 at December 31, 2000. The decrease in the amount invested in short-term investments at December 31, 2001, as compared to December 31, 2000, is primarily attributable to the Partnership reinvesting the net sales proceeds from the 2000 sale of the Properties in Warner Robins, Georgia and Long Beach, California, in a Property acquired in a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with affiliates of the General Partners, as described above. As of December 31, 2001, the average interest rate earned by the Partnership on rental income deposited in demand deposit accounts at commercial banks was approximately 2.7% annually. The funds remaining at December 31, 2001, will be used to pay distributions and other liabilities of the Partnership.

         In February 2002, a tenant, Sybra, Inc., filed for bankruptcy. As of March 15, 2002, the Partnership has continued receiving rental payments relating to the Property in Zephyrhills, Florida, held with an affiliate of the General Partners, as tenants-in-common. While the tenant has not rejected or affirmed the lease, there can be no assurance that it will not be rejected in the future. The lost revenues resulting from the possible rejection of this lease could have an adverse effect on the results of operations of the Partnership.

         In March 2002, the Partnership entered into an agreement with an unrelated third party to sell the Denny's Property in Mesquite, Nevada. At December 31, 2001, the Partnership established a provision for write-down of assets related to the anticipated sale of this Property. As of March 15, 2002, the sale had not occurred.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current cash from operations, and for the years ended December 31, 2001 and 2000, anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $2,400,000 for each of the years ended December 31, 2001, 2000 and 1999. This represents distributions of $0.80 per Unit for each of the years ended December 31, 2001, 2000 and 1999. No distributions were made to the General Partners for the years ended December 31, 2001, 2000 and 1999. No amounts distributed to the Limited Partners for the years ended December 31, 2001, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         As of December 31, 2001 and 2000, the Partnership owed $11,582 and $13,819, respectively, to related parties for accounting and administrative services and management fees. As of March 15, 2002, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $670,802 at December 31, 2001, from $719,023 at December 31, 2000, primarily due to a decrease in accrued real estate taxes payable and rents paid in advance and deposits. Total liabilities at December 31, 2001, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the General Partners elect to make additional capital contributions or loans, from the future General Partners' contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During 1999, the Partnership owned and leased 22 wholly owned Properties, and during 2000, the Partnership owned and leased 23 wholly owned Properties (including two Properties which were sold during 2000). During 2001, the Partnership owned and leased 21 wholly owned Properties (including four Properties which were sold in 2001.) During 2001, the Partnership also owned and leased one additional Property. In addition, during 2000 and 1999, the Partnership was a co-venturer in three joint ventures that each owned and leased one Property and also owned and leased three Properties with affiliates of the General Partners, as tenants-in-common. During 2000 and 1999, the Partnership was also a co-venturer in one additional joint venture that owned and leased one Property and also owned and leased one additional Property with affiliates of the General Partners, as tenants-in-common (including one Property in CNL/GC El Cajon Joint Venture, which was sold in December 1999). In addition, during 2001, the Partnership was a co-venturer in one additional joint venture that owned and leased one Property, and also owned and leased one additional Property with affiliates of the General Partners, as tenants-in-common. As of December 31, 2001, the Partnership owned, either directly or through joint venture arrangements, 27 Properties which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $57,300 to $280,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2001 and 2000, the Partnership, and for the year ended December 31, 1999, the Partnership and its consolidated joint venture, CNL/GC El Cajon Joint Venture, earned $1,963,677, $2,232,836 and $2,624,300, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 2001, as compared to 2000, was primarily attributable to the lost revenues from the fact that two and one Properties were sold in 2001 and 2000, respectively. The decrease during 2001 was partially offset by an increase in rental and earned income of approximately $24,100 during 2001, due to the fact that in 2001 and 2000, the Partnership reinvested in a Property in Austin, Texas and in a Property in Wilmette, Illinois, respectively.

         The decrease in rental and earned income during 2001 and 2000, each as compared to the previous year, was partially attributable to the fact that in 2000, the Partnership stopped recording rental revenue relating to a Denny's Property in Mesquite, Nevada and a Mr. Fable's Property in Kentwood, Michigan. In June 2001, the Partnership sold the Property in Kentwood, Michigan, as described above in "Capital Resources". On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), the tenant of the remaining lease relating to the Property in Mesquite, Nevada, filed for Chapter 11 bankruptcy protection. As a result of the bankruptcy filing, PRG rejected this lease. The General Partners will continue to pursue collection of past due rental amounts relating to these Properties. The Partnership does not anticipate it will recognize any rental income relating to the Property in Mesquite, Nevada, until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sales are reinvested in an additional Property. The lost revenues resulting from this Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell this Property in a timely manner. The General Partners are currently seeking a new tenant or purchaser for this Property.

         The decrease in rental and earned income during 2000, as compared to 1999, was partially offset by an increase of approximately $42,000 in unamortized interim rental income in 1999, resulting from the Partnership's consolidated joint venture, CNL/GC El Cajon Joint Venture, sale of its Property. The balance was recognized in 1999 due to the fact that the lease was terminated as a result of the sale. The decrease during 2000 was partially offset by an increase in rental and earned income due to the fact that in January 2000, the Partnership reinvested the liquidation proceeds from the 1999 sale of El Cajon Joint Venture in a Property in Wilmette, Illinois, as described above.

         Rental and earned income were also impacted by the fact that during 1998, the tenant of three Boston Market Properties filed for bankruptcy. In April 1999, the tenant rejected, vacated and ceased making rental payments on two of the three leases resulting in a decrease in rental and earned income during 1999 of approximately $135,800. In July 2000, the tenant rejected, vacated and ceased making rental payments on the third lease resulting in a decrease of rental and earned income during 2000 of approximately $59,800 relating to these three Properties. In 2001 and 2000, the Partnership sold the three Properties relating to these leases, as described in "Capital Resources."

         In addition, for the years ended December 31, 2001, 2000 and 1999, the Partnership recorded a loss of $136,021 and income of $176,088 and $182,132, respectively, attributable to net income earned or losses recognized by unconsolidated joint ventures in which the Partnership is a co-venturer. Net income earned by joint ventures decreased during 2001 and 2000, each as compared to the previous year, partially as a result of the Partnership and an affiliate of the General Partners, as tenants-in-common, of the Property in Corpus Christi, Texas, in which the Partnership owns an approximate 27% interest, stopped recording rental revenues totaling approximately $194,100 and $42,900 during 2001 and 2000, respectively, due to the fact that PRG, the tenant of the Property experienced financial difficulties. In October 2001, PRG filed for bankruptcy, as described above. The Partnership and an affiliate, as tenants-in-common, will continue to pursue collection of past due rental amounts relating to this Property. Since future store closings may occur, the General Partners will continue to evaluate this Property, held with an affiliate, as tenants-in-common, that PRG is continuing to operate as of March 15, 2001. In addition, the Partnership and the affiliate, as tenants-in-common of this Property, recorded a provision for write-down of assets of $356,719, including $114,329 in previously accrued rental income during 2001. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represents the difference between the carrying value of the Property, including the accumulated accrued rental income, at December 31, 2001 and the General Partners' current estimate of net realizable value for this Property. In addition, the Partnership and the affiliate, as tenants-in-common, incurred approximately $58,400 in real estate taxes during the 2001 relating to the Property in Corpus Christi, Texas. The tenant is still responsible for payment of these real estate taxes under the terms of the lease. The Partnership and an affiliate, as tenants-in-common, will pursue collection of these amounts.

         Net income earned by joint ventures also decreased during 2001, as compared to 2000, due to the fact that Ocean Shores Joint Venture, in which the Partnership owns an approximate 31%, stopped recording rental revenues totaling approximately $91,200 during 2001, due to financial difficulties of the tenant. The tenant of the Property owned by the joint venture ceased operations and vacated the Property in April 2001. The joint venture will continue to pursue collection of these past due rental amounts. The joint venture will not record rental income relating to this Property until it locates a new tenant or purchaser for this Property. In addition, during 2001, the joint venture recorded a provision for write-down of assets of $781,741, including $43,392 in previously accrued rental income relating to its Property in Ocean Shores, Washington. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represents the difference between the carrying value of the Property, including the accumulated accrued rental income, at December 31, 2001 and the General Partners' estimate of the realizable value for this Property. No such amounts were recorded during 2000 and 1999.

         The decrease in net income earned by joint ventures in 2001, as compared to 2000, was partially offset by an increase of approximately $123,800 during 2001 as a result of the Partnership investing during 2001 in CNL VII and XVII Lincoln Joint Venture, and in an additional Property, as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund IX, Ltd. as described above in "Capital Resources".

         During the year ended December 31, 2001, four lessees of the Partnership, Golden Corral Corporation, National Restaurant Enterprises, Inc., Jack in the Box Inc., and RTM, Inc., each contributed more than 10% of the Partnership's total rental and earned income (including rental and earned income from the Partnership's share of rental income from four Properties owned by unconsolidated joint ventures and five Properties owned with separate affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to four restaurants, and Jack in the Box Inc., National Restaurant Enterprises, Inc. and RTM, Inc., were each the lessee under leases relating to three restaurants. It is anticipated that based on the minimum rental payments required by the leases, these four lessees each will continue to contribute more than ten percent of the Partnership's total rental and earned income in 2002. In addition, four Restaurant Chains, Golden Corral, Burger King, Jack in the Box, and Arby's, each accounted for more than ten percent of the Partnership's total rental and earned income during the year ended December 31, 2001 (including rental and earned income from the Partnership's share of rental income from four Properties owned by unconsolidated joint ventures and five Properties owned with separate affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that each of these four Restaurant Chains will continue to contribute more than ten percent of the Partnership's rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could have a material adverse affect on the Partnership's income if the Partnership is not able to re-lease or sell the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, and provisions for write-down of assets, were $1,227,158, $1,816,188, and $921,251 for the years ended December 31, 2001, 2000, and 1999, respectively. The decrease in operating expenses in 2001, as compared to 2000 was partially due to, and the increase in 2000, as compared to 1999, was partially due to the fact that in 2000, the Partnership recorded higher provisions for write-down of assets.

         As of December 31, 2000, the Partnership recorded a provision for write-down of assets of $28,644 in previously accrued rental income relating to the property in Mesquite, Nevada. The tenant of this property was experiencing financial difficulties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, at December 31, 2000 and the general partners' estimated net realizable value for the property. As a result of the PRG bankruptcy, as of October 2001, the Partnership increased the provision for write-down of assets by $201,002 to $229,646, including $118,604 in previously accrued rental income, relating to this property. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, and the general partners' estimated net realizable value of the Property. During December 2001, the Partnership increased the provision for write-down of assets by $264,914 to $464,560, including $118,604 in previously accrued rental income, relating to this property. The provision represented the difference between the carrying value of the property, and the estimated net sales proceeds from the anticipated sale of the Property. As of March 15, 2002, the sale had not occurred.

         In addition, during 2000, the Partnership recorded a provision for write-down of assets of $35,127 in previously accrued rental income relating to the Property located in Houston, Texas. In October 1998, the tenant of this Boston Market Property filed for bankruptcy, and in July 2000, rejected, the lease relating to this Property. As a result, the tenant discontinued making rental payments on the rejected lease. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the Property, including the accumulated accrued rental income, and the General Partners' estimated net realizable value of the Property. In January 2001, the Partnership sold this property, as described above in "Capital Resources.".

         During 2000, the Partnership recorded a provision for write-down of assets of $19,091 in previously accrued rental income relating to the property in Pensacola, Florida. The tenant of this property was experiencing financial difficulties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, at December 31, 2000 and the general partners' estimated net realizable value for the property. In 2001, the tenant of this Property assigned its lease to Denny's, Inc.

         In 1999, the Partnership's consolidated joint venture, CNL/GC El Cajon Joint Venture, sold its Property. As a result of the sale, the joint venture recorded a provision for write-down of assets of $172,496 in previously accrued rental income relating to its property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, and estimated net sales proceeds from the anticipated sale of the Property. In December 1999, CNL/GC El Cajon Joint Venture, the Partnership's consolidated joint venture, sold its property to its tenant, as described above in "Capital Resources."

         In addition, during 2000, the Partnership recorded a provision for write-down of assets in the amount of $193,464, including $106,365 in previously accrued rental income, for its Property in Kentwood, Michigan. The tenant of this Property defaulted under the terms of its lease and ceased restaurant operations. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the Property , including the accumulated accrued rental income, at December 31, 2000 and the estimated net realizable value of the Property. No such provisions were recorded during the years ended December 31, 1999. In June 2001, the Partnership sold this Property, as described below.

         As of December 31, 1999, the Partnership recorded a provision for write-down of assets of $34,951 in previously accrued rental income relating to the property in Long Beach, California. The tenant of this Property filed for bankruptcy in October 1998, and during 1999, rejected the lease relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, at December 31, 1999 and the general partners' estimated net realizable value for the property. During 2000, the Partnership increased the provision for write-down of assets by $353,622 to $388,573. The provision represented the difference between the carrying value of the Property, including the accumulated accrued rental income, and the net sales proceeds received from the sale of this Property.

         As of December 31, 1999, the Partnership recorded a provision for write-down of assets of $24,693 in previously accrued rental income relating to the property in Inglewood, California. The tenant of this Property filed for bankruptcy in October 1998, and during 1999, rejected the lease relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, at December 31, 1999 and the general partners' estimated net realizable value for the property. During 2000, the Partnership increased the provision for write-down of assets by $477,971 to $502,664. The provision represented the difference between the carrying value of the Property, including the accumulated accrued rental income, and the General Partners' estimated net realizable value for this Property. During 2001, the Partnership increased the provision for write-down of assets by $39,575 to reflect the difference between the carrying value of the Property and the anticipated net sales proceeds to be received by the Partnership. In September 2001, the Partnership sold this Property to a third party. Due to the fact that the Partnership had previously recorded a provision for write-down for this Property, no additional gain or loss was recognized during 2001 relating to the actual sale of the Property.

         In addition, the decrease in operating expenses during 2001 was partially offset by the fact that the Partnership incurred additional state taxes due to changes in tax laws of a state in which the Partnership conducts business and due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The decrease in operating expenses during 2001, as compared to 2000, and the increase in 2000, as compared to 1999, was partially attributable to the fact that in 2000 the Partnership incurred certain expenses, such as legal fees, real estate taxes, insurance, and maintenance relating to the three Boston Market Properties whose leases were rejected by the tenant, the two Denny's Properties and the one Mr. Fable's Property, as described above. In 2001 and 2000, the Partnership sold the three vacant Boston Market Properties and the Mr. Fable's Property; therefore, the Partnership will not continue to incur these expenses for these Properties. However, the Partnership will continue to incur certain expenses, such as legal fees, real estate taxes, insurance, and maintenance relating to the remaining vacant Property in Mesquite, Nevada until a new tenant or purchaser is located due to the fact that the lease of this Property was rejected by PRG in 2001, as described above. The Partnership is currently seeking either a replacement tenant or purchaser for the vacant Property.

         The decrease in operating expenses during 2001, as compared to 2000, was partially due to a decrease in depreciation expense due to the fact that the Partnership sold five Properties throughout 2001 and 2000, as described above in "Capital Resources." The increase in operating expenses during 2000, as compared to 1999, was partially attributable to an increase in depreciation expense due to the purchase of a Property during 2000, as described in "Capital Resources." The decrease in operating expenses during 2001, as compared to 2000, was partially due to, and the increase in 2000, as compared to 1999, was partially offset by, the fact that during 2000 and 1999, the Partnership incurred approximately $18,700 and $84,800 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). In June 1999, the General Partners and APF mutually agreed to terminate the merger. No such expenses were incurred during 2001.

         During 2001, as described above in "Capital Resources," the Partnership sold its Property in Houston, Texas, and recorded a gain of $4,284, and sold the Property in Kentwood, Michigan, and recorded a loss of $38,877. During 2001, the Partnership also sold its Property in El Dorado, California, as described above in "Capital Resources" and recorded a gain of $345,572. In addition, during September 2000, the Partnership sold the Property in Warner Robins, Georgia, resulting in a gain of $17,447. No Properties were sold during 1999.

         As a result of the dissolution of the Partnership's consolidated joint venture, CNL/GC El Cajon Joint Venture, the Partnership recognized a loss on dissolution of $82,914 during the year ended December 31, 1999, as described above in "Capital Resources." No such loss was recorded during 2001 and 2000.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. While the Partnership has experienced some losses due to the financial difficulties of a limited number of restaurant operators, the General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants, those that have been more adversely affected by the slowing economy.

         The Partnership's leases as of December 31, 2001, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in based rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

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


Item 8.  Financial Statements and Supplementary Data


                                            CNL INCOME FUND XVII, LTD.
                                          (A Florida Limited Partnership)

                                                     CONTENTS








                                                                          Page

Report of Independent Certified Public Accountants                         20

Financial Statements:

     Balance Sheets                                                        21

     Statements of Income                                                  22

     Statements of Partners' Capital                                       23

     Statements of Cash Flows                                           24-25

     Notes to Financial Statements                                      26-45







               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund XVII, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XVII, Ltd. (a Florida limited partnership) at December 31, 2001 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 8, 2002, except for Note 12, as to which the date is March 22, 2002

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                          December 31,
                                                                                  2001                   2000
                                                                            -----------------      ------------------
                          ASSETS

Land and buildings on operating leases, net                                     $ 16,975,990            $ 18,604,190
Net investment in direct financing leases                                            988,429               1,805,572
Investment in joint ventures                                                       3,658,974               1,978,787
Cash and cash equivalents                                                            673,924               1,597,502
Restricted cash                                                                      297,288                      --
Receivables, less allowance for doubtful
     accounts of $286,567 and $254,586, respectively                                   2,709                  33,711
Due from related parties                                                              19,289                   4,893
Accrued rental income, less allowance for
     doubtful accounts of $47,735 in 2000                                            571,891                 633,062
Other assets                                                                           5,854                  17,893
                                                                            -----------------      ------------------

                                                                                $ 23,194,348            $ 24,675,610
                                                                            =================      ==================

            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                              $   8,974                $  4,385
Accrued real estate taxes payable                                                         --                  22,277
Distributions payable                                                                600,000                 600,000
Due to related parties                                                                11,582                  13,819
Rents paid in advance and deposits                                                     8,350                  35,403
Deferred rental income                                                                53,478                  56,958
                                                                            -----------------      ------------------
         Total liabilities                                                           682,384                 732,842

Partners' capital                                                                 22,511,964              23,942,768
                                                                            -----------------      ------------------

                                                                                $ 23,194,348            $ 24,675,610
                                                                            =================      ==================
                See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                               Year Ended December 31,
                                                                      2001               2000              1999
                                                                 ----------------   ---------------   ----------------

 Revenues:
      Rental income from operating leases                           $  1,898,595      $  2,088,220       $  2,271,450
      Earned income from direct financing leases                          65,082           144,616            352,850
      Interest and other income                                           57,719            62,955             68,463
                                                                 ----------------   ---------------   ----------------
                                                                       2,021,396         2,295,791          2,692,763
                                                                 ----------------   ---------------   ----------------
 Expenses:
      General operating and administrative                               235,944           146,978            130,270
      Professional services                                               43,800            50,721             30,086
      Management fee to related party                                     21,315            22,591             25,246
      Real estate taxes                                                   38,973            61,764             20,254
      State and other taxes                                               34,733            12,064             13,505
      Depreciation and amortization                                      346,902           395,456            384,985
      Provision for write-down of assets                                 505,491         1,107,919            232,140
      Transaction costs                                                       --            18,695             84,765
                                                                 ----------------   ---------------   ----------------
                                                                       1,227,158         1,816,188            921,251
                                                                 ----------------   ---------------   ----------------
 Income Before Loss on Dissolution of Consolidated Joint
      Venture, Gain on Sale of Assets, Minority Interest in
      Income of Consolidated Joint Venture, and Equity in
      Earnings (Loss) of Unconsolidated Joint Ventures,                  794,238           479,603          1,771,512

 Loss on Dissolution of Consolidated Joint Venture                            --                --            (82,914  )

 Gain on Sale of Assets                                                  310,979            17,447                 --

 Minority Interest in Income of Consolidated
      Joint Venture                                                           --                --            (31,461  )

 Equity in Earnings (Loss) of Unconsolidated Joint Ventures             (136,021  )        176,088            182,132
                                                                 ----------------   ---------------   ----------------

 Net Income                                                          $   969,196       $   673,138       $  1,839,269
                                                                 ================   ===============   ================

 Allocation of Net Income
      General partners                                                  $     --          $     --        $   (3,850)
      Limited partners                                                   969,196           673,138          1,843,119
                                                                 ----------------   ---------------   ----------------
                                                                         969,196       $   673,138       $  1,839,269
                                                                 ================   ===============   ================

 Net Income Per Limited Partner Unit                                  $     0.32        $     0.22         $     0.61
                                                                 ================   ===============   ================

 Weighted Average Number of Limited Partner Units
      Outstanding                                                      3,000,000         3,000,000          3,000,000
                                                                 ================   ===============   ================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000, and 1999


                                                 General Partners                                          Limited Partners
                                         -----------------------------------    ----------------------------------------------------
                                                          Accumulated                                               Accumulated
                                         Contributions     Earnings         Contributions       Distributions         Earnings
                                         ---------------- --------------   -----------------   ----------------   -----------------

Balance, December 31, 1998                   $     1,000    $    (1,610 )     $  30,000,000       $ (5,882,464 )      $  5,703,435

    Distributions to limited partners
       ($0.80 per limited partner unit)               --             --                  --         (2,400,000 )                --
    Net income                                        --         (3,850 )                --                 --           1,843,119
                                         ---------------- --------------   -----------------   ----------------   -----------------

Balance, December 31, 1999                         1,000         (5,460 )        30,000,000         (8,282,464 )         7,546,554

    Distributions to limited partners
       ($0.80 per limited partner unit)               --             --                  --         (2,400,000 )                --
    Net income                                        --             --                  --                 --             673,138
                                         ---------------- --------------   -----------------   ----------------   -----------------

Balance, December 31, 2000                         1,000         (5,460 )        30,000,000        (10,682,464 )         8,219,692

    Distributions to limited partners
       ($0.80 per limited partner unit)               --             --                  --         (2,400,000 )                --
    Net income                                        --             --                  --                 --             969,196
                                         ---------------- --------------   -----------------   ----------------   -----------------

Balance, December 31, 2001                   $     1,000    $    (5,460 )     $  30,000,000      $ (13,082,464 )      $  9,188,888
                                         ================ ==============   =================   ================   =================




                                  See accompanying notes to financial statements.

--------------------
   Syndication
      Costs            Total
  --------------   --------------

   $ (3,590,000 )    $26,230,361


             --       (2,400,000 )
             --        1,839,269
  --------------   --------------

     (3,590,000 )     25,669,630


             --       (2,400,000 )
             --          673,138
  --------------   --------------

     (3,590,000 )     23,942,768


             --       (2,400,000 )
             --          969,196
  --------------   --------------

   $ (3,590,000 )    $22,511,964
  ==============   ==============


                See accompanying notes to financial statements.




                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                      Year Ended December 31,
                                                                            2001               2000                1999
                                                                       ---------------    ----------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                       $ 1,872,564         $ 2,046,220         $ 2,436,836
         Distributions from unconsolidated joint
             ventures                                                         246,426             158,725             182,752
         Cash paid for expenses                                              (374,234 )          (388,529 )          (213,754 )
         Interest received                                                     39,687              29,806              44,184
                                                                       ---------------    ----------------    ----------------
                Net cash provided by operating activities                   1,784,443           1,846,222           2,450,018
                                                                       ---------------    ----------------    ----------------

      Cash Flows from Investing Activities:
         Additions to land and buildings on
             operating leases                                              (1,216,598 )        (1,630,164 )                --
         Proceeds from sale of assets                                       3,272,711           1,136,991                  --
         Investment in joint ventures                                      (2,066,846 )               (12 )          (527,864 )
         Proceeds from dissolution of consolidated joint
             venture                                                               --                  --           2,094,231
         Increase in restricted cash                                         (297,288 )                --                  --
                                                                       ---------------    ----------------    ----------------
                Net cash provided by (used in) investing
                  activities                                                 (308,021 )          (493,185 )         1,566,367
                                                                       ---------------    ----------------    ----------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                                 (2,400,000 )        (2,400,000 )        (2,400,000 )
         Distributions to holder of minority interest                              --                  --             (46,567 )
         Distribution to holder of minority interest on
             dissolution of consolidated joint venture                             --                  --            (417,696 )
                                                                       ---------------    ----------------    ----------------
                Net cash used in financing activities                      (2,400,000 )        (2,400,000 )        (2,864,263 )
                                                                       ---------------    ----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                         (923,578 )        (1,046,963 )         1,152,122

Cash and Cash Equivalents at Beginning of Year                              1,597,502           2,644,465           1,492,343
                                                                       ---------------    ----------------    ----------------

Cash and Cash Equivalents at End of Year                                   $  673,924         $ 1,597,502         $ 2,644,465
                                                                       ===============    ================    ================
                See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                      Year Ended December 31,
                                                                            2001               2000                1999
                                                                       ---------------    ----------------    ----------------

Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                           $  969,196          $  673,138         $ 1,839,269
                                                                       ---------------    ----------------    ----------------
      Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation                                                     342,690             391,244             372,148
             Amortization                                                       4,212               4,212              12,837
             Provision for write-down of assets                               505,491             918,692                  --
             Loss on dissolution of joint venture                                  --                  --              82,914
             Minority interest in income of consolidated
                joint venture                                                      --                  --              31,461
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                                382,447             (15,970 )               620
             Gain on sale of assets                                          (310,979 )           (17,447 )                --
             Decrease (increase) in receivables                                26,719              13,632             (47,223 )
             Increase in due from related parties                             (14,396 )              (954 )              (439 )
             Decrease in net investment in direct financing
                leases                                                         35,649              35,011              38,950
             Decrease (increase) in accrued rental income                    (118,167 )            18,396             (67,188 )
             Decrease (increase) in other assets                               12,039             (14,241 )            (3,122 )
             Increase (decrease) in accounts payable,
                accrued expenses, and accrued real estate
                taxes payable                                                 (17,688 )           (62,522 )            85,586
             Increase (decrease) in due to related parties                     (2,237 )            (9,778 )             9,149
             Increase (decrease) in rents paid in advance
                and deposits                                                  (27,053 )           (83,710 )            98,535
             Decrease in deferred rental income                                (3,480 )            (3,481 )            (3,479 )
                                                                       ---------------    ----------------    ----------------
                   Total adjustments                                          815,247           1,173,084             610,749
                                                                       ---------------    ----------------    ----------------

Net Cash Provided by Operating Activities                                 $ 1,784,443         $ 1,846,222         $ 2,450,018
                                                                       ===============    ================    ================

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

      Distributions declared and unpaid at December 31                     $  600,000          $  600,000          $  600,000
                                                                        ===============    ================    ================

See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                 Years Ended December 31, 2001, 2000, and 1999


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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

                  Years Ended December 31, 2001, 2000, and 1999


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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:

         Investment in Joint Ventures - Prior to the liquidation of CNL/GC El Cajon Joint Venture in December 1999, the Partnership accounted for its 80% interest in such joint venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture.

         The Partnership's investments in CNL Kingston Joint Venture; CNL Mansfield Joint Venture; Ocean Shores Joint Venture; and CNL VII & XVII Lincoln Joint Venture; and a property in Corpus Christi, Texas; a property in Akron, Ohio; a property in Fayetteville, North Carolina; a property in Zephyrhills, Florida; and Waldorf, Maryland, for which each property is held as tenants-in-common, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:

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

         Reclassifications - Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

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

         Statement of Financial Accounting Standards No. 141 ("FAS 141") and Statement of Financial Accounting Standards No. 142 ("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         Statement of Financial Accounting Standards No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:

         adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                                     2001                   2000
                                                              -------------------    -------------------
                 Land                                               $  8,117,235           $  9,055,815
                 Buildings                                            10,449,654             11,118,005
                                                              -------------------    -------------------
                                                                      18,566,889             20,173,820
                 Less accumulated depreciation                        (1,590,899 )           (1,569,630 )
                                                              -------------------    -------------------
                                                                    $ 16,975,990           $ 18,604,190
                                                              ===================    ===================

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:

         During 1999, the Partnership's consolidated Joint Venture, CNL/GC El Cajon Joint Venture, recorded a provision for write-down of assets of approximately $172,496 in previously accrued rental income relating to its property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, and estimated net sales proceeds from the anticipated sale of the Property. In December 1999, CNL/GC El Cajon Joint Venture, the Partnership's consolidated joint venture, sold its property to its tenant for $2,094,231. In January 2000, the Partnership reinvested approximately $1,630,200 of the net sales proceeds in a Bakers Square located in Wilmette, Illinois (see Note 9).

         During 1999, the Partnership recorded a provision for write-down of assets of $34,951 in previously accrued rental income relating to the property in Long Beach, California. The tenant of this Property filed for bankruptcy in October 1998, and during 1999, rejected the lease relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, at December 31, 1999 and the general partners' estimated net realizable value for the property. During 2000, the Partnership increased the provision for write-down of assets by $353,622 to $388,573, including $34,951 in previously accrued rental income, relating to this Property. The provision represented the difference between the carrying value of the Property, including the accumulated accrued rental income, and the net sales proceeds received from the sale of this Property. In October 2000, the Partnership sold this property to a third party for $533,500 and received net sales proceeds of approximately $530,000. Due to the fact that in 2000, the Partnership had recorded a provision for write-down of assets for this property, no additional gain or loss was recognized in October 2000 relating to the sale of the property.

         During 1999, the Partnership recorded a provision for write-down of assets of $24,693 in previously accrued rental income relating to the property in Inglewood, California. The tenant of this Property filed for bankruptcy in October 1998, and during 1999, rejected the lease relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, at December 31, 1999 and the general partners' estimated net realizable value for the property. During 2000, the Partnership increased

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:

         the provision for write-down of assets by $477,971 to $502,664. The provision represented the difference between the carrying value of the Property, including the accumulated accrued rental income, at December 31, 2000 and the general partners' estimated net realizable value for this property. At June 30, 2001, the Partnership increased the provision by $39,575 to $542,239. The adjusted provision represented the difference between the carrying value of the property at June 30, 2001 and the net sales proceeds anticipated to be received from the sale of the property. In September 2001, the Partnership sold this property to a third party for $300,000 and received net sales proceeds of approximately $298,300. Due to the fact that during second quarter, the Partnership had recorded a provision for write-down of this property, no additional gain or loss was recognized in September 2001 relating to the sale of the property.

         In September 2000, the Partnership sold its property in Warner Robins, Georgia, to a third party for $609,861 and received net sales proceeds of approximately $607,400, resulting in a gain of $17,447. During 2000, the Partnership recorded a provision for write-down of assets of $19,091 in previously accrued rental income relating to the property in Pensacola, Florida. The tenant of this property was experiencing financial difficulties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, at December 31, 2000 and the general partners' estimated net realizable value for the property.

         In addition, during 2000, the Partnership recorded a provision for write-down of assets of $35,127 in previously accrued rental income relating to the property located in Houston, Texas. In October 1998, the tenant of this Boston Market Property filed for bankruptcy, and in July 2000, rejected, the lease relating to this Property. As a result, the tenant discontinued making rental payments on the rejected lease. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, and the general partners' estimated net realizable value of the property. In January 2001, the Partnership sold its property in Houston, Texas to a third party for $812,696 and received net sales proceeds of approximately $782,700, resulting in a gain of $4,284.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:

         In 2000, the Partnership recorded a provision for write-down of assets in the amount of $193,464, including $106,365 in previously accrued rental income, for its Property in Kentwood, Michigan. The tenant of this Property defaulted under the terms of its lease and ceased restaurant operations. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the Property, including the accumulated accrued rental income, at December 31, 2000 and the estimated net realizable value of the Property. In June 2001, the Partnership sold this property, received net sales proceeds of approximately $681,200 and recorded a loss of $38,877.

         During December 2000, the Partnership recorded a provision for write-down of assets of $28,644 in previously accrued rental income relating to the property in Mesquite, Nevada. The tenant of this property was experiencing financial difficulties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, at December 31, 2000 and the general partners' estimated net realizable value for the property. As a result of the PRG bankruptcy, as of October 2001, the Partnership increased the provision for write-down of assets by $89,960 to $118,604 in previously accrued rental income relating to this property. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, and the general partners' estimated net realizable value of the Property. During December 2001, the Partnership increased the provision for write-down of assets by $264,914 to $383,518, including $118,604 in previously accrued rental income, relating to this property. The provision represented the difference between the carrying value of the property, and the estimated net sales proceeds from the anticipated sale of the Property. As of March 15, 2002, the sale had not occurred.

         In September 2001, the Partnership also sold its property in El Dorado, California to a third party for $1,553,500 and received net sales proceeds of approximately $1,510,500 resulting in a gain of $345,572 (see Note 6). In December 2001, the Partnership reinvested approximately $1,216,600 of net sales proceeds received in a Property in Austin, Texas. The Partnership acquired this Property from 2001-A, LP, an affiliate of the general partners (see Note 9).

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                             2002                                $1,833,160
                             2003                                 1,846,717
                             2004                                 1,849,361
                             2005                                 1,867,839
                             2006                                 1,896,155
                             Thereafter                          16,835,325
                                                            ----------------

                                                                $26,128,557
                                                            ================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                  2001                  2000
                                                            -----------------     -----------------
                   Minimum lease payments
                        receivable                               $ 1,733,118           $ 3,308,029
                   Estimated residual values                         271,355               485,703
                   Less unearned income                           (1,016,044 )          (1,988,160 )
                                                            -----------------
                                                                                  -----------------
                   Net investment in direct
                        financing leases                          $  988,429           $ 1,805,572
                                                            =================     =================

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases - Continued:

         During 2001, the Partnership established a provision for write-down of assets of $111,042 for its property in Mesquite, Nevada due to the fact that the on October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection and rejected the lease relating to this property. The provision represented the difference between the carrying value of the net investment in the direct financing lease and the general partners' estimated net realizable value of the investment in the direct financing lease at December 31, 2001. The Partnership reclassified the rejected lease from direct financing leases to land and buildings on operating leases. In accordance with the Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified leases at the lower of original cost, present fair value, or present carrying amount. No losses on the termination of direct financing leases were recorded.

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2001:

                            2002                              $ 121,091
                            2003                                121,091
                            2004                                121,091
                            2005                                121,091
                            2006                                121,091
                            Thereafter                        1,127,663
                                                       -----------------

                                                             $1,733,118
                                                       =================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:

         The Partnership owns properties in Fayetteville, North Carolina; Corpus Christi, Texas; Akron, Ohio; and Zephyrhills, Florida, as tenants-in-common with affiliates of the general partners. As of December 31, 2001, the Partnership owned interests in these properties of 19.56%, 27.42%, 36.91% and 24%, respectively.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:

         The Partnership has a 21%, a 60.06% and a 30.94%interest in the profits and losses of CNL Mansfield Joint Venture, CNL Kingston Joint Venture, and Ocean Shores Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In April 2001, the Partnership entered into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners, to hold one restaurant property. The joint venture acquired this property from CNL BB Corp., an affiliate of the general partners (see Note 9). The Partnership contributed approximately $1,496,700 to the joint venture to acquire the restaurant property. As of December 31, 2001, the Partnership owns an 86% interest in the profits and losses of the joint venture.

         In July 2001, the Partnership invested in a property in Waldorf, Maryland as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund IX, Ltd., each of which are Florida limited partnerships and affiliates of the general partners. As of December 31, 2001, the Partnership contributed approximately $570,100 for a 25% interest in the property.

         CNL Mansfield Joint Venture, CNL Kingston Joint Venture, Ocean Shores Joint Venture, CNL VII & XVII Lincoln Joint Venture and the Partnership and affiliates, as tenants-in-common in five separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at December 31:

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:

                                                                                 2001                2000
                                                                           -----------------    ----------------
                Land and buildings on operating leases, net                     $ 8,923,289         $ 5,260,304
                Net investment in direct financing lease                                 --             792,921
                Cash                                                                107,183              51,798
                Receivables, less allowance for doubtful
                    accounts                                                          2,119              66,996
                Accrued rental income                                               207,980             297,196
                Other assets                                                          1,252                 533
                Liabilities                                                          54,184              33,082
                Partners' capital                                                 9,187,639           6,436,666
                Revenues                                                            622,988             700,747
                Provision for write-down of assets                                 (980,739 )                --
                Net income (loss)                                                  (688,116 )           583,366

         The Partnership recognized loss totaling $136,021, and income totaling $176,088 and $182,132 during the years ended December 31, 2001, 2000, and 1999 from these joint ventures and the properties held as tenants-in-common with affiliates.

6.       Restricted Cash:

         At December 31, 2001, a portion of the net sales proceeds from the sale of the property in El Dorado, California, was being held in an interest-bearing escrow account pending the release of funds by the escrow agent to the Partnership.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Allocations and Distributions:

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Allocations and Distributions - Continued:

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2001 and 2000.

         During each of the years ended December 31, 2001, 2000, and 1999, the Partnership declared distributions to the limited partners of $2,400,000. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                       2001            2000            1999
                                                                  ---------------  --------------  --------------
               Net income for financial reporting purposes           $   969,196     $   673,138    $  1,839,269

               Depreciation for financial reporting purposes
                  less than depreciation for tax reporting purposes       37,122          50,099          20,470


               Amortization for financial reporting purposes
                  less than (in excess of) amortization for tax
                  reporting purposes                                        (848 )        (5,087 )         2,501

                 Direct financing leases recorded as operating
                   leases for tax reporting purposes                     35,649          35,010          38,951

                 Equity in earnings of unconsolidated joint
                    ventures for financial reporting purposes
                    less than (in excess of) equity in earnings of
                    unconsolidated joint  ventures for tax reporting
                    purposes                                             426,474            (747 )       (21,316 )

               Minority interest in timing differences of
                    consolidated joint venture                                --              --         (23,193 )

               Capitalization (deduction) of transaction costs
               for tax reporting purposes                                     --         (84,765 )        84,765

               Accrued rental income                                    (105,700 )      (162,072 )      (251,628 )

               Rents paid in advance                                     (14,806 )       (11,437 )        14,014

               Deferred rental income                                    (15,948 )       (12,239 )       (51,181 )

               Allowance for doubtful accounts                            31,981         206,448          46,855

               Gain on sale of assets for financial
                    reporting purposes less than (in excess of)
                    gain for tax reporting purposes                      (51,709 )      (327,494 )        74,630

               Gain and loss on sale of assets for financial
                    reporting purposes less than loss for tax
                    reporting purposes                                  (673,475 )            --              --

               Loss on dissolution for financial reporting
                    purposes in excess of loss on dissolution for
                    tax purposes                                              --              --         (14,866 )

               Provision for write-down of assets                        505,491       1,107,919         232,140

               Other                                                          --              --         (11,318 )
                                                                  ---------------  --------------  --------------

               Net income for federal income tax purposes           $  1,143,427     $ 1,468,773     $ 1,980,093
                                                                  ===============  ==============  ==============

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP (the "Advisor") is a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $21,315, $22,591, and $25,246, for the years ended December 31, 2001, 2000, and 1999, respectively.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Related Party Transactions - Continued:

         During the years ended December 31, 2001, 2000, and 1999, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis, including services during 2000 and 1999 relating to the proposed and terminated merger. The Partnership incurred $189,320, $77,769, and $81,811, for the years ended December 31, 2001, 2000, and 1999, respectively, for such services.

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

         During 2001, the Partnership and CNL Income Fund VII, Ltd. through a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, acquired a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a total purchase price of $1,740,374. CNL Income Fund VII, Ltd. is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

         In December 2001, the Partnership acquired a property located in Austin, Texas from CNL Funding 2001-A, LP, for a purchase price of approximately $1,216,600 (see Note 3). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

         The amount due related parties at December 31, 2001 and 2000 totaled $11,582 and $13,819, respectively.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint venture, the Partnership's share of rental income from the unconsolidated joint ventures and the five properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                                 2001               2000              1999
                                                             --------------    ---------------    -------------
         Golden Corral Corporation                                $555,303           $438,299         $439,790
         National Restaurant Enterprises, Inc.                     424,696            424,696          424,696
         Jack in the Box Inc. (formerly
              known as Foodmaker, Inc.) and
              Jack in the Box Eastern Division,
              L.P.                                                 324,397            349,491          349,491
         RTM Indianapolis and RTM
              Southwest Texas, Inc.                                264,878                N/A              N/A
         Phoenix Restaurant Group, Inc.
              (formerly known as
              DenAmerica Corp.)                                        N/A                N/A          386,065

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

                                                            2001               2000                1999
                                                       ---------------    ---------------     ---------------
          Golden Corral Family
               Steakhouse Restaurants                        $555,303          $ 438,299           $ 599,869
          Burger King                                         472,109            498,959             496,391
          Jack in the Box                                     324,397            349,491             349,491
          Arby's                                              282,266            282,551             283,884

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Concentration of Credit Risk - Continued:

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

11.      Selected Quarterly Financial Data:

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000:

           2001 Quarter              First            Second            Third                Fourth             Year
       ----------------------    ---------------   -------------    ---------------      ---------------   ---------------
       Revenues (1)                   $ 565,072       $ 540,359          $ 279,286            $ 500,658        $1,885,375
       Net Income                       300,532         198,750            314,746              155,168           969,196
       Net income per
           limited partner
           unit                            0.10            0.07               0.10                 0.05              0.32

         2000 Quarter                First            Second            Third                Fourth             Year
       ----------------------    ---------------   -------------    ---------------      ---------------   ---------------

       Revenues (1)                   $ 607,331       $ 682,258          $ 554,011            $ 628,279        $2,471,879
       Net Income                       170,269         243,827             (9,647    )         268,689           673,138
       Net income per
           limited partner
           unit                            0.06            0.08               0.00                 0.08              0.22

         (1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

         (2) Revenues have been adjusted to reclassify any reversals of accrued rental income to provisions for write-down of assets. This reclassification had no effect on total net income.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


12.      Subsequent Events:

         In February 2002, a tenant, Sybra, Inc., filed for bankruptcy. The Partnership has continued receiving rental payments relating to the property in Zephyrhills, Florida, held with an affiliate of the general partners, as tenants-in-common. While the tenant has not rejected or affirmed the lease, there can be no assurance that it will not be rejected in the future.

         In March 2002, the Partnership entered into an agreement with an unrelated third party to sell the Denny's property in Mesquite, Nevada. As of December 31, 2001, the Partnership established a provision for write-down of assets related to the anticipated sale of this property.

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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



Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
---------------------------------      --------------------------------------      ------------------------------
Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting                and
operating expenses                     the  lower  of  cost  or  90%  of the       admin-istrative     services:
                                       prevailing  rate at which  comparable       $189,320
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of  the  sum  of  gross       $21,315
affiliates                             revenues   (excluding   noncash   and
                                       lease  accounting  adjustments)  from
                                       Properties   wholly   owned   by  the
                                       Partnership  plus  the  Partnership's
                                       allocable  share of gross revenues of
                                       joint    ventures    in   which   the
                                       Partnership  is  a  co-venturer.  The
                                       management   fee,   which   will  not
                                       exceed     competitive    fees    for
                                       comparable   services   in  the  same
                                       geographic  area,  may or may  not be
                                       taken,  in whole or in part as to any
                                       year,  in the sole  discretion of the
                                       affiliates.  All  of any  portion  of
                                       the  management  fee not  taken as to
                                       any  fiscal  year  shall be  deferred
                                       without  interest and may be taken in
                                       such   other   fiscal   year  as  the
                                       affiliates shall determine.


                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
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

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
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


During 2001, the Partnership and CNL Income Fund VII, Ltd. through a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, acquired a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a total purchase price of $1,740,374. CNL Income Fund VII, Ltd. is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

In December 2001, the Partnership acquired a property located in Austin, Texas from CNL Funding 2001-A, LP, for a purchase price of approximately $1,216,600 (see Note 3). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the year ended December 31, 2001, 2000, and 1999

                  Statements of Partners' Capital for the year ended December 31, 2001, 2000 and 1999

                  Statements of Cash Flows for the year ended December 31, 2001, 2000, and 1999

                  Notes to Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

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

                **10.3 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Including as
                           Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference.)

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

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 2001 through December 31, 2001.

         (c)      Not applicable.

         (d)      Other Financial Information.

                  The Partnership is required to file audited financial information of one of its tenants (Golden Corral Corporation) as a result of this tenant leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 2001. Golden Corral Corporation is a privately-held company, and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.


                 **previously filed

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2002.

                                        CNL INCOME FUND XVII, LTD.

                                        By:      CNL REALTY CORPORATION
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 ---------------------------
                                                 ROBERT A. BOURNE, President


                                        By:      ROBERT A. BOURNE
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 --------------------------
                                                 ROBERT A. BOURNE


                                        By:      JAMES M. SENEFF, JR.
                                                 General Partner

                                                 /s/ James M. Seneff, Jr.
                                                 --------------------------
                                                 JAMES M. SENEFF, JR.


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                  Title                                  Date

/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 26, 2002
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 26, 2002
James M. Seneff, Jr.                     (Principal Executive Officer)


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999


                                                      Additions                           Deductions
                                          ----------------------------------      ----------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------
  1999        Allowance for
                  doubtful
                  accounts (a)        $   1,283          $    --        $   48,138 (b)       $   -- (c)     $  1,283      $ 48,138
                                  ==============  ===============  ================    =============     ============  ============
  2000        Allowance for
                  doubtful
                  accounts (a)        $  48,138       $   35,807        $  249,776 (b)    $   3,966 (c)     $ 27,434     $ 302,321

                                  ==============  ===============  ================    =============     ============  ============
  2001        Allowance for
                  doubtful
                  accounts (a)        $ 302,321       $   24,589        $  209,629 (b)    $ 249,972 (c)       $   --     $ 286,567
                                  ==============  ===============  ================    =============     ============  ============


(a)    Deducted from receivables and accrued rental income.

(b)    Reduction of rental, earned and other income.

(c)    Amounts written off as uncollectible.

                            CNL INCOME FUND XVII, LTD.
                          (A Florida Limited Partnership)

                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                 December 31, 2001

                                                                          Costs Capitalized
                                                                            Subsequent to
                                                   Initial Cost              Acquisition
                                            --------------------------  --------------------
                              Encum-                      Buildings and  Improve-    Carrying
                             brances           Land        Improvements   ments      Costs
                            ----------      ------------  ------------  -----------  -------
Properties the Partnership
  has Invested in Under
  Under Operating Leases:

    Arby's Restaurants:
      Muncie, Indiana           -              $242,759             -            -        -
      Schertz, Texas            -               348,245       470,577            -        -
      Plainfield, Indiana       -               296,025       557,809            -        -

    Baker's Square:
      Wilmette, Illinois        -               832,288       827,640            -        -

    Burger King Restaurants:
      Harvey, Illinois          -               489,341       734,010            -
      Chicago Ridge, Illinois   -               771,965             -      699,556        -
      Lyons, Illinois           -               887,767             -      597,381        -

    Denny's Restaurants:
      Mesquite, Nevada          -               373,078             -      670,452        -
      Pensacola, Florida        -               305,509       670,990            -        -

    Fazoli's Restaurant:
      Warner Robins, Georgia    -               300,482             -      421,898        -

    Golden Corral Family
      Steakhouse Restaurants:
          Orange Park, Florida  -               711,838     1,162,406            -        -
          Aiken, South Carolina -g)             508,790             -      862,571        -
          Weatherford, Texas (g)-               345,926             -      691,222        -

    Jack in the Box Restaurants:
      Dinuba, California        -               324,970             -      509,982        -
      LaPorte, Texas            -               355,929             -      560,485        -

    Taco Cabana Restaurants:
      Austin, Texas             -               523,988       692,610            -        -

    Wendy's Old Fashioned
      Hamburgers Restaurants:
          Knoxville, Tennessee  -               332,003             -      489,610        -
          Livingston, Tennessee -               261,701             -            -        -
                                            ------------  ------------  -----------  -------

                                             $8,212,604    $5,116,042   $5,503,157        -
                                            ============  ============  ===========  =======




                                                                          Costs Capitalized
                                                                            Subsequent to
                                                   Initial Cost             Acquisition
                                            --------------------------  --------------------
                              Encum-                      Buildings and  Improve-    Carrying
                             brances           Land        Improvements   ments      Costs
                             --------       ------------  ------------  -----------  -------
Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Arby's Restaurant:
      Muncie, Indiana           -                     -      $629,847            -        -

    Wendy's Old Fashioned
      Hamburgers Restaurant:
          Livingston, Tennessee -                     -             -      455,575        -
                                            ------------  ------------  -----------  -------

                                                      -      $629,847     $455,575        -
                                            ============  ============  ===========  =======

Property in Which the
   Partnership has a 19.56%
   Interest as Tenants-in-
   Common and has Invested
   in Under an Operating Lease:

        Boston Market Restaurant:
            Fayetteville, North -arolina       $377,800      $587,700            -        -
                                            ============  ============  ===========  =======

Property in Which the
   Partnership has a 27.42%
   Interest as Tenants-in-Common
   and has Invested in Under an
   Operating Lease:

        Black-eyed Pea Restaurant:
            Corpus Christi, Texa- (f) (h)      $715,052      $726,004            -        -
                                            ============  ============  ===========  =======

Property in Which the Partnership
   has a 36.91% Interest as Tenants-
   in-Common and has Invested in
   Under an Operating Lease:

      Burger King Restaurant:
          Akron, Ohio (f)       -              $355,594      $517,030            -        -
                                            ============  ============  ===========  =======





                                                                          Costs Capitalized
                                                                            Subsequent to
                                                    Initial Cost             Acquisition
                                            --------------------------  --------------------
                              Encum-                      Buildings and  Improve-    Carrying
                             brances           Land        Improvements   ments      Costs
                                            ------------  ------------  -----------  -------
Property of Joint Venture in
  Which the Partnership has
  a 21% Interest and has
  Invested in Under an
  Operating Lease:

        Jack in the Box Restaurant:
            Mansfield, Texas    -              $297,295      $482,914            -        -
                                            ============  ============  ===========  =======

Property of Joint Venture in
  Which the Partnership has a
  60.06% Interest and has
  Invested in Under an
  Operating Lease:

        Taco Bell Restaurant:
            Kingston, Tennessee -              $189,452      $328,444            -        -
                                            ============  ============  ===========  =======

Property of Joint Venture
  in Which the Partnership has
  a 30.94% Interest and has
  Invested in Under an
  Operating Lease:

      Burger KinghRestaurantaurant:
            Ocean Shores, WA (i)-              $351,015      $789,560            -        -
                                            ============  ============  ===========  =======

Property in which the
   Partnership has a 24%
   Interest as Tenants-in-
   Common and has invested
   in Under an Operating Lease:

        Arby's Restaurant:
            Zephyrhills, FL     -              $260,146      $441,434            -        -
                                            ============  ============  ===========  =======

Property of Joint Venture in
   Which the Partnership has a
   86% Interest and has
   Invested in Under an
   Operating Lease:

       Golden Corral Restaurant:
            Lincoln, Nebraska   -              $485,390    $1,254,984            -        -
                                            ============  ============  ===========  =======

Property in which the
   Partnership has a 25%
   Interest as Tenants-in-
   Common and has invested in
    =Under an Operating Lease:

        Bennigan's Restaurant:
            Waldorf, Maryland   -              $968,984    $1,311,515            -        -
                                            ============  ============  ===========  =======





     Net Cost Basis at Which                                                 Life on Which
   Carried at Close of Period (b)                                            Depreciation in
-----------------------------------------                Date                Latest Income
               Buildings and               Accumulated  of Con-    Date       Statement is
    Land       Improvements     Total      Depreciation structionAcquired       Computed
-------------  ------------  ------------  -----------  -------  ---------    -------------





    $242,759            (d)     $242,759           (e)   1995     03/96           (e)
     348,245       470,577       818,822       86,788    1996     06/96           (c)
     296,025       557,809       853,834       96,432    1996     10/96           (c)


     832,288       827,640     1,659,928       52,877    2000     01/00           (c)


     489,341       734,010     1,223,351      142,428    1996     03/96           (c)
     771,965       699,556     1,471,521      131,478    1996     03/96           (c)
     887,767       597,381     1,485,148       92,576    1997     11/96           (c)


     277,709       500,907       778,616        6,816    1996     12/95           (e)
     305,509       670,990       976,499      120,855    1996     08/96           (c)


     300,482       421,898       722,380       72,551    1996     08/96           (c)



     711,838     1,162,406     1,874,244      225,661    1996     03/96           (c)
     508,790       862,571     1,371,361      159,735    1996     04/96           (c)
     345,926       691,222     1,037,148      122,819    1996     03/96           (c)


     324,970       509,982       834,952       90,924    1996     05/96           (c)
     355,929       560,485       916,414       98,547    1996     07/96           (c)


     523,988       692,610     1,216,598        1,924    1990     12/01           (c)



     332,003       489,610       821,613       88,488    1996     05/96           (c)
     261,701            (d)      261,701           (e)   1996     06/96           (e)
-------------  ------------  ------------  -----------

  $8,117,235   $10,449,654   $18,56,889   $1,590,899
=============  ============  ============  ===========











  Net Cost Basis at Which                                                   Life on Which
 Carried at Close of Period (b)                                             Depreciation in
-----------------------------------------               Date                 Latest Income
               Buildings and               Accumulated  of Con-    Date       Statement is
    Land       Improvements     Total      Depreciation structionAcquired       Computed
-------------  ------------  ------------  -----------  -------  ---------    -------------





           -            (d)           (d)          (e)   1995     03/96           (e)



           -            (d)           (d)          (e)   1996     06/96           (e)
-------------

           -
=============








    $377,800      $587,700      $965,500     $102,718    1996     10/96           (c)
=============  ============  ============  ===========








    $584,525      $614,141    $1,198,666     $114,819    1992     01/97           (c)
=============  ============  ============  ===========








    $355,594      $517,030      $872,624      $84,924    1970     01/97           (c)
=============  ============  ============  ===========












     Net Cost Basis at Which                                                 Life on Which
  Carried at Close of Period (b)                                            Depreciation in
-----------------------------------------               Date                  Latest Income
               Buildings and               Accumulated  of Con-    Date       Statement is
    Land       Improvements     Total      Depreciation structionAcquired       Computed
-------------  ------------  ------------  -----------  -------  ---------    -------------







    $297,295      $482,914      $780,209      $77,256    1997     02/97           (c)
=============  ============  ============  ===========








    $189,452      $328,444      $517,896      $44,766    1997     09/97           (c)
=============  ============  ============  ===========








    $120,916      $281,310      $402,226      $15,122    1998     01/99           (c)
=============  ============  ============  ===========








    $260,146      $441,434      $701,580      $43,447    1990     01/99           (c)
=============  ============  ============  ===========








    $485,390    $1,254,984    $1,740,374      $31,375    2000     04/01           (c)
=============  ============  ============  ===========








    $968,984    $1,311,515    $2,280,499      $21,858    2001     07/01           (c)
=============  ============  ============  ===========


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


(a) Transactions in real estate and accumulated depreciation during 2001, 2000, and 1999 are summarized as follows:

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------

            Properties the Partnership has Invested
              in Under Operating Leases:

                 Balance, December 31, 1998                                 $ 21,523,945         $   875,817
                 Dispositions                                                   (974,793 )                --
                 Depreciation expense                                                 --             372,148
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                   20,549,152           1,247,965
                 Acquisitions                                                  1,659,927                  --
                 Dispositions                                                 (1,470,189 )           (69,579 )
                 Provision for write-down of assets                             (565,070 )                --
                 Depreciation expense                                                 --             391,244
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                   20,173,820           1,569,630
                 Acquisitions                                                  1,216,598                  --
                 Dispositions                                                 (3,189,492 )          (321,421 )
                 Reclassification from direct financing lease                    670,452                  --
                 Provision for write-down of assets                             (304,489 )                --
                 Depreciation expense                                                 --             342,690
                                                                         ----------------   -----------------

            Balance, December 31, 2001                                      $ 18,566,889        $  1,590,899
                                                                         ================   =================

            Property in Which the Partnership has a 19.56%
              Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                  $   965,500         $    43,948
                 Depreciation expense                                                 --              19,590
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      965,500              63,538
                 Depreciation expense                                                 --              19,590
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      965,500              83,128
                 Depreciation expense                                                 --              19,590
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                  $   965,500         $   102,718
                                                                         ================   =================

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ------------------

            Property in Which the Partnership has a 27.42% Interest
              as Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                  $  1,441,056         $    46,648
                 Depreciation expense                                                  --              24,200
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                     1,441,056              70,848
                 Depreciation expense                                                  --              24,201
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                     1,441,056              95,049
                 Provision for write-down of assets (h)                          (242,390 )                --
                 Depreciation expense                                                  --              19,770
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                  $  1,198,666         $   114,819
                                                                          ================    ================

            Property in Which the Partnership has a 36.91% Interest
              as Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                   $   872,624         $    33,222
                 Depreciation expense                                                  --              17,234
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                       872,624              50,456
                 Depreciation expense                                                  --              17,234
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                       872,624              67,690
                 Depreciation expense                                                  --              17,234
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                   $   872,624         $    84,924
                                                                          ================    ================

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ----------------
            Property of Joint Venture in Which the Partnership has a
              21% Interest and has Invested in Under an Operating
              Lease:

                 Balance, December 31, 1998                                   $   780,209         $    28,963
                 Depreciation expense                                                  --              16,097
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                       780,209              45,060
                 Depreciation expense                                                  --              16,098
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                       780,209              61,158
                 Depreciation expense                                                  --              16,098
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                   $   780,209         $    77,256
                                                                          ================    ================

            Property of Joint Venture in which the Partnership has a
              60.06% Interest and has Invested in under an Operating Lease:

                 Balance, December 31, 1998                                   $   517,896         $    11,920
                 Depreciation expense                                                  --              10,948
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                       517,896              22,868
                 Depreciation expense                                                  --              10,949
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                       517,896              33,817
                 Depreciation expense                                                  --              10,949
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                   $   517,896         $    44,766
                                                                          ================    ================

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ----------------
            Property of Joint Venture in which the Partnership has
              a 30.94% Interest and has Invested in Under an
              Operating Lease:

                 Balance, December 31, 1998                                      $     --            $     --
                 Acquisitions                                                     351,015                  --
                 Depreciation expense (e)                                              --                  --
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                       351,015                  --
                 Depreciation expense (e)                                              --                  --
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                       351,015                  --
                 Reclassification from direct financing lease                     789,560                  --
                 Provision for write-down of assets                              (738,349 )                --
                 Depreciation expense                                                  --              15,122
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                   $   402,226         $    15,122
                                                                          ================    ================

            Property in which the Partnership has a 24% Interest
              as Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                      $     --            $     --
                 Acquisition                                                      701,580                  --
                 Depreciation expense                                                  --              13,532
                                                                          ----------------    ----------------

                 Balance, December 31, 1999                                       701,580              13,532
                 Depreciation expense                                                  --              15,201
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                       701,580              28,733
                 Depreciation expense                                                  --              14,714
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                   $   701,580         $    43,447
                                                                          ================    ================

            Property of Joint Venture in which the Partnership has a
              86% Interest and has Invested in Under an Operating
              Lease:

                 Balance, December 31, 2000                                      $     --            $     --
                 Acquisition                                                    1,740,374                  --
                 Depreciation expense                                                  --              31,375
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                  $  1,740,374         $    31,375
                                                                          ================    ================

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ----------------
            Property in which the Partnership has a 25% Interest as
              Tenants-in-Common and has Invested in Under an
              Operating Lease:

                 Balance, December 31, 2000                                      $     --            $     --
                 Acquisitions                                                   2,280,499                  --
                 Depreciation expense                                                  --              21,858
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                  $  2,280,499         $    21,858
                                                                          ================    ================

(b) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and the joint venture for federal income tax purposes was $19,984,630 and $10,459,655, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(c) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(d) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(e) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) During the years ended December 31, 1997 and 1996, the Partnership purchased land and buildings from affiliates of the Partnership for aggregate costs of approximately $718,932 and $1,667,100, respectively. Such amounts are included in land and buildings on operating leases, investment in joint ventures and other assets at December 31, 2001.

(g) During the year ended December 31, 1998, the Partnership received reimbursements from the developer of the property upon final reconciliation of total construction costs. In connection therewith, the land and building value was adjusted accordingly.

(h) The undepreciated cost of the Property in Corpus Christi, Texas, in which the Partnership owns an interest, as tenants-in-common with an affiliate of the General Partners, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $242,390 at December 31, 2001. The provision represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 2001. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


(i) The undepreciated cost of the Property in Ocean Shores, Washington, owned by Ocean Shores Joint Venture, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $738,349 at December 31, 2001. The impairment represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 2001. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.