Form 10-Q
period 2002-03-31
CNL INCOME FUND XVII LTD
filed 2002-05-15
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

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


                           CNL Income Fund XVII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                           59-3295393
---------------------------------------              ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


450 South Orange Avenue
Orlando, Florida                                               32801
---------------------------------------              ------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
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

                                    CONTENTS





Part I                                                                  Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    7-11

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                            11

Part II

   Other Information                                                     12-14

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             March 31,             December 31,
                                                                               2002                    2001
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, net                                $ 15,392,239            $ 15,471,065
   Net investment in direct financing leases                                       982,727                 988,429
   Real estate held for sale                                                       806,738               1,579,804
   Investment in joint ventures                                                  3,624,704               3,658,974
   Cash and cash equivalents                                                       932,481                 673,924
   Restricted cash                                                                 773,905                 297,288
   Receivables, less allowance for doubtful accounts
       of $286,567 in 2001                                                           1,597                   2,709
   Due from related parties                                                          7,053                  19,289
   Accrued rental income                                                           518,427                 497,012
   Other assets                                                                      4,636                   5,854
                                                                         ------------------     -------------------

                                                                              $ 23,044,507            $ 23,194,348
                                                                         ==================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                        $   13,253              $    8,974
   Distributions payable                                                           600,000                 600,000
   Due to related parties                                                           17,789                  11,582
   Rents paid in advance                                                            22,290                   8,350
   Deferred rental income                                                           52,608                  53,478
                                                                         ------------------     -------------------
       Total liabilities                                                           705,940                 682,384

   Commitment (Note 3)

   Partners' capital                                                            22,338,567              22,511,964
                                                                         ------------------     -------------------

                                                                              $ 23,044,507            $ 23,194,348
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                    Quarter Ended
                                                                                      March 31,
                                                                               2002                2001
                                                                          ----------------     --------------
Revenues:
    Rental income from operating leases                                        $  455,855          $ 451,761
    Earned income from direct financing leases                                     24,571             25,112
    Interest and other income                                                      13,838             36,177
                                                                          ----------------     --------------
                                                                                  494,264            513,050
                                                                          ----------------     --------------

Expenses:
    General operating and administrative                                           52,849            109,585
    Professional services                                                          13,428             20,167
    Management fee to related party                                                 6,056              5,907
    Real estate taxes                                                                  --              8,227
    State and other taxes                                                           8,109             32,494
    Depreciation and amortization                                                  79,879             88,364
                                                                          ----------------     --------------
                                                                                  160,321            264,744
                                                                          ----------------     --------------

Income Before Gain on Sale of Assets and Equity in Earnings
    of Joint Ventures                                                             333,943            248,306

Gain on Sale of Assets                                                                 --              4,284

Equity in Earnings of Joint Ventures                                               76,861             23,148
                                                                          ----------------     --------------

Income from Continuing Operations                                                 410,804            275,738

Discontinued Operations (Note 4):
    Income from discontinued operations, net                                       15,799             24,794
                                                                          ----------------     --------------

Net Income                                                                     $  426,603          $ 300,532
                                                                          ================     ==============

Income Per Limited Partner Unit
    Continuing operations                                                       $    0.14           $   0.09
    Discontinued operations                                                          0.01               0.01
                                                                          ----------------     --------------

Total                                                                           $    0.15           $   0.10
                                                                          ================     ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           3,000,000          3,000,000
                                                                          ================     ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Quarter Ended            Year Ended
                                                                            March 31,             December 31,
                                                                               2002                   2001
                                                                        -------------------     ------------------
General partners:
    Beginning balance                                                           $   (4,460 )           $   (4,460 )
    Net income                                                                          --                     --
                                                                        -------------------     ------------------
                                                                                    (4,460 )               (4,460 )
                                                                        -------------------     ------------------

Limited partners:
    Beginning balance                                                           22,516,424             23,947,228
    Net income                                                                     426,603                969,196
    Distributions ($0.20 and $0.80 per limited partner
       unit, respectively)                                                        (600,000 )           (2,400,000 )
                                                                        -------------------     ------------------
                                                                                22,343,027             22,516,424
                                                                        -------------------     ------------------

Total partners' capital                                                       $ 22,338,567           $ 22,511,964
                                                                        ===================     ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                2002               2001
                                                                           ---------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 561,269          $ 420,731
                                                                           ---------------     --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                               771,800            782,648
       Increase in restricted cash                                               (474,512 )               --
                                                                           ---------------     --------------
              Net cash provided by investing activities                           297,288            782,648
                                                                           ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (600,000 )         (600,000 )
                                                                           ---------------     --------------
              Net cash used in financing activities                              (600,000 )         (600,000 )
                                                                           ---------------     --------------

Net Increase in Cash and Cash Equivalents                                         258,557            603,379

Cash and Cash Equivalents at Beginning of Quarter                                 673,924          1,597,502
                                                                           ---------------     --------------

Cash and Cash Equivalents at End of Quarter                                     $ 932,481         $2,200,881
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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVII, Ltd. (the "Partnership") for the year ended December 31, 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.       Reclassification:

         Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.       Commitment:

         The Partnership has entered into an agreement with an unrelated third party to sell the property in Knoxville, Tennessee. As a result, the Partnership reclassified this asset to real estate held for sale (see
         Note 4).

4.       Discontinued Operations:

         In October 2001, Phoenix Restaurant Group, Inc. and its subsidiaries, a tenant of the Partnership, filed for bankruptcy protection and rejected the lease relating to the Property in Mesquite, Nevada. In March 2002, the Partnership sold the Property to a third party and received net sales proceeds of approximately $771,800. Due to the fact that in 2001, the Partnership recorded a provision for write-down of assets of $264,914 for this Property, no gain or loss was recognized in 2002 relating to the sale.

         In April 2002, the Partnership entered into an agreement with an unrelated third party to sell the property in Knoxville, Tennessee. As a result, the Partnership reclassified the assets relating to this property from land and building on operating leases and accrued rental income to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, the Partnership stopped recording depreciation and accrued rental income once the property was placed up for sale. The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:

                                                       Quarter Ended March 31,
                                                       2002               2001
                                                 -----------------   ----------------
           Rental revenues                              $  24,013          $  25,376
           Other income                                     2,819              3,498
           Expenses                                       (11,033 )           (4,080 )
                                                 -----------------   ----------------
           Income from discontinued operations          $  15,799          $  24,794
                                                 =================   ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 26 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $561,269 and $420,731 for the quarters ended March 31, 2002 and 2001, respectively. The increase in cash from operations for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the quarter ended March 31, 2002.

         In March 2002, the Partnership sold its Denny's Property in Mesquite, Nevada, to a third party and received net sales proceeds of approximately $771,800. Due to the fact that in 2001, the Partnership recorded a provision for write-down of assets of $264,914 for this Property, no gain or loss was recognized in 2002, relating to the sale. The Partnership intends to reinvest the majority of the net sales proceeds in an additional Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $932,481 invested in such short-term investments, as compared to $673,924 at December 31, 2001. The increase in cash and cash equivalents at March 31, 2002 was due to the fact that the Partnership received approximately $297,300 in restricted cash remaining from the net sales proceeds relating to the sale of its Property in El Dorado, California. The funds remaining at March 31, 2002, after payment of distributions and other liabilities will be used to meet the Partnership's working capital needs.

         The Partnership has entered into an agreement with an unrelated third party to sell the Property in Knoxville, Tennessee. As a result, the Partnership reclassified this asset to real estate held for sale. As of May 3, 2002, the sale had not occurred.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $600,000 for each of the quarters ended March 31, 2002 and 2001. This represents distributions for each applicable quarter of $0.20 per unit. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $705,940 at March 31, 2002, from $682,384 at December 31, 2001, primarily as a result of the increase in rents paid in advance at March 31, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2001, the Partnership owned and leased 19 wholly owned Properties (including four Properties sold in 2001 and excluding one Property sold in 2002 and one Property classified as real estate held for sale) to operators of fast-food, family-style and casual-dining restaurant chains. During the quarter ended March 31, 2002, the Partnership owned and leased 16 wholly owned Properties (excluding one Property sold in March 2002 and one Property which was classified as real estate held for sale). In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $480,426 and $476,873, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The increase in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily attributable to an increase in rental and earned income during 2002, due to the fact that in December 2001, the Partnership reinvested in a Property in Austin, Texas. The increase during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially offset by the lost revenues from Properties sold in 2001 that were generating rental revenues.

         During the quarters ended March 31, 2002 and 2001, the Partnership also earned $13,838 and $36,177, respectively, in interest and other income. During the quarter ended March 31, 2001, interest and other income were higher due to the Partnership recognizing as income the remainder of the security deposit from the former tenant of the Property in Houston, Texas, in accordance with the lease agreement. The tenant had rejected the lease and the Partnership sold the Property in January 2001. No such amounts were recognized during the quarter ended March 31, 2002.

         During the quarter ended March 31, 2001, the Partnership owned and leased three Properties with affiliates as tenants-in-common, and four Properties indirectly through joint venture arrangements. During the quarter ended March 31, 2002, the Partnership owned and leased five Properties with affiliates as tenants-in-common, and four Properties indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $76,861 and $23,148, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily due to an increase of approximately $45,100 during the quarter ended March 31, 2002, as a result of the Partnership investing during 2001 in CNL VII and XVII Lincoln Joint Venture, and in an additional Property, as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund IX, Ltd.

         Net income earned by joint ventures was lower during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2002 due to the fact that PRG, the tenant of Corpus Christi, Texas, experienced financial difficulties and ceased paying rent in 2001. As a result, the Partnership and an affiliate of the general partners, as tenants-in-common, in which the Partnership owns an approximate 27% interest, stopped recording rental and earned income in accordance with the Partnership's revenue recognition policy. In October 2001, PRG filed for Chapter 11 bankruptcy protection, as described above. Since the bankruptcy filing, the tenant resumed paying rent. The Partnership and the affiliate, as tenants-in-common, have received the rent payments relating to this Property from the bankruptcy date through March 31, 2002. While PRG has neither rejected nor affirmed this lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if PRG rejects this lease could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease or sell this Property and reinvest the proceeds in another Property in a timely manner. In addition, the Partnership and the affiliate, as tenants-in-common of this Property, recorded during the quarter ended March 31, 2001 a provision for write-down of assets of $26,872 in previously accrued rental income relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, and the general partners' estimated fair value of the property. No such provisions were recorded in 2002.

         The increase in net income earned by joint ventures during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially offset by the fact that Ocean Shores Joint Venture, in which the Partnership owns an approximate 31%, stopped recording rental revenues totaling approximately $28,000 during 2002, due to financial difficulties of the tenant. The tenant of the Property owned by the joint venture ceased operations and vacated the Property in April 2001. The joint venture will continue to pursue collection of these past due rental amounts.

         Operating expenses, including depreciation and amortization expense, were $160,321 and $264,744 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses during the quarter ended March 31, 2002 was also partially due to a decrease in state taxes.

         In January 2001, the Partnership sold its Property in Houston, Texas to a third party for $812,696 and received net sales proceeds of approximately $782,700 resulting in a gain of $4,284.

         In March 2002, the Partnership sold the Property in Mesquite, Nevada for which no gain or loss was recognized in 2002, as described above in "Capital Resources." In April 2002, the Partnership entered into an agreement with an unrelated third party to sell the Property in Knoxville, Tennessee. The Partnership expects to use the proceeds from the sale of both Properties to reinvest in additional income producing Properties. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership reclassified the assets relating to this Property from land and building on operating leases and accrued rental income to real estate held for sale. The Property was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, during the quarter ended March 31, 2002, the Partnership suspended the recording of depreciation and accrued rental income upon placing the Property up for sale. The Partnership recognized net rental income, less Property related expenses, amounting to $15,799 and $24,794, during the quarters ended March 31, 2002 and 2001, respectively, relating to these Properties. The amounts were reclassified to Discontinued Operations.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


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

                (b)        Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of May, 2002.


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