Form 10-Q
period 2002-06-30
CNL INCOME FUND XVII LTD
filed 2002-08-14
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

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


                           CNL Income Fund XVII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                       59-3295393
--------------------------------------              -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
--------------------------------------              -------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                                    -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________


                                    CONTENTS





Part I                                                                 Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8-11

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                            11

Part II

   Other Information                                                     12-13

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             June 30,              December 31,
                                                                               2002                    2001
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, net                               $  15,082,369           $  13,864,015
   Net investment in direct financing leases                                       976,915                 988,429
   Real estate held for sale                                                            --               3,220,848
   Investment in joint ventures                                                  4,047,614               3,658,974
   Cash and cash equivalents                                                       949,040                 673,924
   Restricted cash                                                               1,680,079                 297,288
   Receivables, less allowance for doubtful accounts
       of $286,567 in 2001                                                           1,598                   2,709
   Due from related parties                                                          8,612                  19,289
   Accrued rental income                                                           506,016                 465,033
   Other assets                                                                     12,889                   3,839
                                                                         ------------------     -------------------

                                                                             $  23,265,132           $  23,194,348
                                                                         ==================     ===================




                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                      $     11,033             $     8,974
   Real estate taxes payable                                                        27,591                      --
   Distributions payable                                                           600,000                 600,000
   Due to related parties                                                           15,373                  11,582
   Rents paid in advance                                                            15,941                   8,350
   Deferred rental income                                                           51,738                  53,478
                                                                         ------------------     -------------------
       Total liabilities                                                           721,676                 682,384

   Partners' capital                                                            22,543,456              22,511,964
                                                                         ------------------     -------------------

                                                                             $  23,265,132           $  23,194,348
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                   Quarter Ended                   Six Months Ended
                                                                      June 30,                         June 30,
                                                               2002              2001            2002            2001
                                                           --------------    -------------   --------------  --------------
Revenues:
    Rental income from operating leases                       $  421,474        $ 412,291       $  833,377      $  824,386
    Earned income from direct financing leases                    24,424           24,980           48,995          50,092
    Interest and other income                                      4,751            4,420           18,716          40,597
                                                           --------------    -------------   --------------  --------------
                                                                 450,649          441,691          901,088         915,075
                                                           --------------    -------------   --------------  --------------

Expenses:
    General operating and administrative                          49,787           62,544          112,925         175,785
    Property expenses                                             11,373           23,548           14,511          48,286
    Management fee to related party                                6,249            4,189           12,305          10,096
    State and other taxes                                          1,149            2,534            9,258          35,028
    Depreciation and amortization                                 70,365           78,002          147,945         163,546
    Provision for write-down of assets                                --           39,575               --          39,575
                                                           --------------    -------------   --------------  --------------
                                                                 138,923          210,392          296,944         472,316
                                                           --------------    -------------   --------------  --------------

Income Before Loss on Sale of Assets and Equity in
    Earnings of Joint Ventures                                   311,726          231,299          604,144         442,759

Loss on Sale of Assets                                                --          (38,877 )             --         (34,593 )

Equity in Earnings of Joint Ventures                             163,822           22,512          240,684          45,660
                                                                                             --------------  --------------
                                                           --------------    -------------

Income from Continuing Operations                                475,548          214,934          844,828         453,826
                                                           --------------    -------------   --------------  --------------

Discontinued Operations (Note 6):
    Income (loss) from discontinued operations, net               43,663           13,149          100,987          74,789
    Gain (loss) on disposal of discontinued
       operations, net                                           285,677          (29,333 )        285,677         (29,333 )
                                                           --------------    -------------   --------------  --------------
                                                                 329,340          (16,184 )        386,664          45,456
                                                           --------------    -------------   --------------  --------------

Net Income                                                    $  804,888        $ 198,750      $ 1,231,492      $  499,282
                                                           ==============    =============   ==============  ==============

Income (Loss) Per Limited Partner Unit
    Continuing operations                                      $    0.16         $   0.08        $    0.28       $    0.15
    Discontinued operations                                         0.11            (0.01 )           0.13            0.02
                                                           --------------    -------------   --------------  --------------

Total                                                          $    0.27         $   0.07        $    0.41       $    0.17
                                                           ==============    =============   ==============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                          3,000,000        3,000,000        3,000,000       3,000,000
                                                           ==============    =============   ==============  ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Six Months Ended           Year Ended
                                                                            June 30,              December 31,
                                                                              2002                    2001
                                                                       --------------------     ------------------
General partners:
    Beginning balance                                                        $      (4,460 )         $     (4,460 )
    Net income                                                                          --                     --
                                                                       --------------------     ------------------
                                                                                    (4,460 )               (4,460 )
                                                                       --------------------     ------------------

Limited partners:
    Beginning balance                                                           22,516,424             23,947,228
    Net income                                                                   1,231,492                969,196
    Distributions ($0.40 and $0.80 per limited partner
       unit, respectively)                                                      (1,200,000 )           (2,400,000 )
                                                                       --------------------     ------------------
                                                                                22,547,916             22,516,424
                                                                       --------------------     ------------------

Total partners' capital                                                     $   22,543,456          $  22,511,964
                                                                       ====================     ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                2002               2001
                                                                           ---------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $ 1,145,942         $  795,960
                                                                           ---------------     --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                             3,499,595          1,463,948
       Additions to land and buildings on operating leases                     (1,364,194 )               --
       Investment in joint ventures                                              (424,807 )       (1,496,721 )
       Increase in restricted cash                                             (1,381,420 )               --
                                                                           ---------------     --------------
              Net cash provided by (used in) investing                            329,174            (32,773 )
                     activities                                            ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,200,000 )       (1,200,000 )
                                                                           ---------------     --------------
              Net cash used in financing activities                            (1,200,000 )       (1,200,000 )
                                                                           ---------------     --------------

Net Increase (decrease) in Cash and Cash Equivalents                              275,116           (436,813 )

Cash and Cash Equivalents at Beginning of Period                                  673,924          1,597,502
                                                                           ---------------     --------------

Cash and Cash Equivalents at End of Period                                     $  949,040        $ 1,160,689
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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In June 2002, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the properties in Mesquite, Nevada and Knoxville, Tennessee (see Note 6), in a Taco Cabana property located in Houston, Texas, at an approximate cost of approximately $1,364,200.

4.       Investment in Joint Ventures:

         In May 2002, Mansfield Joint Venture, in which the Partnership owns a 21% interest, entered into negotiations with an unrelated third party to sell the property in Mansfield, Texas. As a result, the Joint Venture reclassified the assets relating to this property from land and building on operating leases, and accrued rental income to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, the Joint Venture stopped recording depreciation and accrued rental income. The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


4.       Investment in Joint Ventures - Continued:

         In June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the property in Mesquite, Nevada, in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund IX, Ltd., a Florida limited partnership and an affiliate of the general partners. The joint venture acquired a property in Katy, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 5). The Partnership and CNL Income Fund IX, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of June 30, 2002, the Partnership had contributed approximately $416,700 for a 40% interest in this joint venture.

         As of June 30, 2002, CNL Mansfield Joint Venture, CNL Kingston Joint Venture, Ocean Shores Joint Venture, CNL VII & XVII Lincoln Joint
         Venture, Katy Joint Venture, each owned and leased one property to an operator of national fast-food or family-style restaurants. In addition, the Partnership and affiliates, as five separate tenancy in common arrangements, each owned and leased one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                            June 30,           December 31,
                                                                              2002                 2001
                                                                        -----------------    -----------------
             Land and buildings on operating leases, net                   $   9,177,002        $   8,220,336
             Real estate held for sale                                           742,130              745,619
             Cash                                                                106,701              107,183
             Receivables, less allowance for doubtful
                 accounts                                                          4,784                2,119
             Accrued rental income                                               194,182              165,314
             Other assets                                                             --                1,252
             Liabilities                                                          18,076               54,184
             Partners' capital                                                10,206,723            9,187,639


                                                 Quarter Ended June 30,            Six Months Ended June 30,
                                                 2002              2001            2002            2001
                                             --------------    --------------  --------------  --------------


             Revenues                            $ 552,886        $  182,429       $ 798,135      $  257,676
             Expenses                              (57,882 )        (210,814 )      (120,848 )      (236,527 )
                                             --------------    --------------  --------------  --------------
                 Income (loss) from
                    continuing operations          495,004           (28,385 )       677,287          21,149
                                             --------------    --------------  --------------  --------------

             Discontinued operations:
                 Revenues                           22,365            22,240          44,730          44,592
                 Expenses                           (1,503 )          (4,694 )        (5,952 )        (9,021 )
                                             --------------    --------------  --------------  --------------
                                                    20,862            17,546          38,778          35,571
                                             --------------    --------------  --------------  --------------
             Net Income (Loss)                   $ 515,866        $  (10,839 )     $ 716,065      $   56,720
                                             ==============    ==============  ==============  ==============


         The Partnership recognized income of $240,684 and $45,660 during the six months ended June 30, 2002 and 2001, respectively, from these joint ventures and tenancies in common of which, $163,822 and $22,512 were earned during the quarters ended June 30, 2002 and 2001, respectively.


                           CNL INCOME FUND XVII, LTD.
                        (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


5.       Related Party Transactions:

         In June 2002, the Partnership acquired a property in Houston, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,364,200 (see Note 3). In addition, in June 2002, Katy Joint Venture acquired a property in Katy, Texas (see Note 4) from CNL Funding 2001-A, LP. CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the Joint Venture. The purchase price paid by the Partnership and the Joint Venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties, including closing costs.

6.       Discontinued Operations:

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

         In May and June 2002, the Partnership sold its properties in Knoxville, Tennessee and Wilmette, Illinois to unrelated third parties and received total net sales proceeds of approximately $2,727,800 resulting in a total gain of approximately $285,700.

         The   financial   results  for  these   properties   are  reflected  as
         Discontinued Operations in the accompanying financial statements. The operating results of discontinued operations are as follows:

                                                    Quarter Ended June 30,           Six Months Ended June 30,
                                                     2002             2001            2002           2001
                                                 -------------    -------------   -------------  --------------
           Rental revenues                          $  55,824        $  76,156       $ 126,481      $  144,694
           Expenses                                   (12,161 )        (63,009 )       (25,494 )       (69,906 )
           Gain (loss) on disposal of assets          285,677          (29,333 )       285,677         (29,333 )
                                                 -------------    -------------   -------------  --------------
           Income (loss) from discontinued
               operations                           $ 329,340       $  (16,186 )     $ 386,664      $   45,455
                                                 =============    =============   =============  ==============

7.       Subsequent Event:

         In July 2002, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the property in Wilmette, Illinois to acquire a 90% interest in a property in Kenosha, Wisconsin, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited Partnership and affiliate of the general partners. The Partnership contributed approximately $ 1,694,700 for its interest.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 19 Properties directly and eight Properties indirectly, through joint venture or tenancy in common arrangements. As of June 30, 2002, the Partnership owned 16 Properties directly and ten Properties indirectly, through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2002 and 2001 was cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operating activities was $1,145,942 and $795,960 for the six months ended June 30, 2002 and 2001, respectively. The increase in cash from operating activities for the six months ended June 30, 2002, was primarily a result of changes in the Partnership's income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

         In March 2002, the Partnership sold its Denny's Property in Mesquite, Nevada, to a third party and received net sales proceeds of approximately $771,800. Due to the fact that in 2001, the Partnership recorded a provision for write-down of assets of $264,914 for this Property, no gain or loss was recognized in 2002, relating to the sale. The provision represented the difference between the carrying value of the Property and its fair value.

         In May and June 2002, the Partnership sold its properties in Knoxville, Tennessee and Wilmette, Illinois to unrelated third parties and received total net sales proceeds of approximately $2,727,800 resulting in a total gain of approximately $285,700.

         In June 2002, the Partnership reinvested the majority of the net sales proceeds, it received from the sale of the Properties in Mesquite, Nevada and Knoxville, Tennessee, in a Taco Cabana Property located in Houston, Texas, at an approximate cost of approximately $1,364,200.

         In addition in June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Mesquite, Nevada in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund IX, Ltd., a Florida limited partnership and an affiliate of the general partners. The joint venture acquired a Property in Katy, Texas. The Partnership and CNL Income Fund IX, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of June 30, 2002, the Partnership had contributed approximately $416,700 for a 40% interest in this joint venture.

         The Partnership and Katy Joint Venture acquired the Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and the Joint Venture. The purchase prices paid by the Partnership and the Joint Venture represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties, including closing costs. The general partners believe that the transactions, or a portion thereof, relating to the sales of the Properties and the reinvestment of the proceeds will qualify as like-kind exchange transactions for federal income tax purposes. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transactions.

         In July 2002, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the Property in Wilmette, Illinois to acquire a 90% interest in a Property in Kenosha, Wisconsin, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited Partnership and affiliate of the general partners. The Partnership contributed approximately $ 1,694,700 for its interest.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $949,040 invested in such short-term investments, as compared to $673,924 at December 31, 2001. The increase in cash and cash equivalents at June 30, 2002 was due to the fact that approximately $297,300 in restricted cash remaining from the net sales proceeds relating to the sale of its Property in El Dorado, California were released from restricted cash to cash and cash equivalents. The funds remaining at June 30, 2002, after payment of distributions and other liabilities will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, and for the six months ended June 30, 2001, a loan from the general partner in July 2001 of $50,000, the Partnership declared distributions to limited partners of $1,200,000 for each of the six months ended June 30, 2002 and 2001 ($600,000 for each of the quarters ended March 31, 2002 and 2001). This represents distributions for each applicable six months of $0.40 per unit ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2002 and 2001. No amounts distributed to the limited partners for the six months ended June 30, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $715,113 at June 30, 2002, from $682,384 at December 31, 2001, primarily as a result of an increase in real estate taxes payable at June 30, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $882,372 for the six months ended June 30, 2002, as compared to $874,478 for the six months ended June 30, 2001, of which $445,898 and $437,271 were earned during the second quarter of 2002 and 2001, respectively. The increase in rental revenues during the quarter and six months ended June 30, 2002, as compared to the same period in 2001, was due to the fact that in December 2001, the Partnership reinvested the majority of the net sales proceeds from the 2001 sale of the Property in El Dorado, California in a Property in Austin, Texas. The increase in rental revenues during the quarter and six months ended June 30, 2002, as compared to the same period in 2001, was partially offset by the fact that the Partnership sold several Properties in 2002 and 2001.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $18,716 and $40,597 respectively, in interest and other income, of which $4,751 and $4,420 were earned during the quarters ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2001, interest and other income were higher as compared to the same period in 2002 due to the Partnership recognizing as income the remainder of the security deposit from the former tenant of the Property in Houston, Texas, in accordance with the lease agreement. The tenant had rejected the lease, and the Partnership sold the Property in January 2001.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $240,684 and $45,660, respectively, attributable to net income earned by joint ventures, of which income of $163,822 and $22,512 were reported during the quarters ended June 30, 2002 and 2001, respectively. Net operating results reported by joint ventures were lower during the six months ended June 30, 2001, as compared to the same period in 2002, due to the fact that PRG, the tenant of the Property in Corpus Christi, Texas, experienced financial difficulties and ceased paying rent in 2001. As a result, the Partnership and an affiliate of the general partners, as tenants-in-common, in which the Partnership owns an approximate 27% interest, stopped recording rental revenues in accordance with the Partnership's revenue recognition policy. The Partnership and the affiliate, as tenants-in-common of this Property, recorded during the six months ended June 30, 2001 a provision for write-down of assets of approximately $55,700 in previously accrued rental income relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. In October 2001, PRG filed for Chapter 11 bankruptcy protection, as described above. Since the bankruptcy filing, the tenant resumed paying rent. The Partnership and the affiliate, as tenants-in-common, have received the rent payments relating to this Property from the bankruptcy date through June 30, 2002. During April 2002, PRG assigned its lease to a new tenant, an affiliate of the general partners. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases. As a result of the assignment relating to this Property, the Partnership collected $309,700 in past due rents which were reserved in 2001.

         The increase in net operating results reported by joint ventures during the quarter and six months ended June 30, 2002, as compared to the same period in 2001, was also the result of the Partnership investing during 2001 and 2002 in two joint ventures and one additional Property, as tenants-in-common with affiliates of the General Partners.

         The increase in operating results reported by joint ventures during the six months ended June 30, 2002, as compared to the same period in 2001, was partially offset by the fact that Ocean Shores Joint Venture, in which the Partnership owns an approximate 31% interest, stopped recording rental revenues totaling approximately $55,900 during 2002, due to financial difficulties of the tenant. The tenant of the Property owned by the joint venture ceased operations and vacated the Property in April 2001. The joint venture will continue to pursue collection of these past due rental amounts.

         In May 2002, Mansfield Joint Venture, in which the Partnership owns a 21% interest, entered into negotiations with an unrelated third party to sell the Property in Mansfield, Texas, as described below.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $296,944 and $472,316, for the six months ended June 30, 2002 and 2001, respectively, of which $138,923 and $210,392 were incurred during the quarters ended June 30, 2002 and 2001, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 2002, as compared to the same periods in 2001, was partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and to a decrease in depreciation expense since the Partnership sold several Properties in 2002 and 2001. The decrease in operating expenses during the six months ended June 30, 2002 was also partially due to a decrease in state taxes.

         Operating expenses were higher in 2001, as compared to the six months ended June 30, 2002, since the Partnership recorded a provision for write-down of assets in the amount of $39,575 relating to its Property in Inglewood, California. The provision represented the difference between the carrying value of the Property and its fair value. In September 2001, the Partnership sold this Property to a third party. Due to the fact that the Partnership had previously recorded a provision for write-down for this Property, no additional gain or loss was recognized during 2001 relating to the actual sale of the Property

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         During the six months ended June 30, 2001, the Partnership sold the Property in Houston, Texas, and recorded a gain of $4,284, and sold the Property in Kentwood, Michigan, and recorded a loss of $38,877.

         In March 2002, the Partnership sold the Property in Mesquite, Nevada for which no gain or loss was recognized in 2002, as described above in "Capital Resources." In May and June 2002, the Partnership sold its Properties in Knoxville, Tennessee and Wilmette, Illinois to unrelated third parties and received total net sales proceeds of approximately $2,727,800 resulting in a total gain on disposal of discontinued operations of approximately $285,700, as described above in "Capital Resources." The Partnership recognized net rental income (rental revenues less Property related expenses) of $100,987 and $74,788 during the six months ended June 30, 2002 and 2001, respectively, of which $43,663 and $13,147 were recognized during the quarters ended June 30, 2002 and 2001, respectively, relating to these Properties. The amounts were reported as Discontinued Operations. The lower net rental income reported during the quarter and six months ended June 30, 2001 was partially due to the Partnership reporting bad debt expense during the quarter and six months ended June 30, 2001 of approximately $46,900 and $50,700, respectively, for past due rental amounts relating to the Properties in Mesquite, Nevada and Kentwood, Michigan due to financial difficulties the tenant was experiencing. In addition, the Partnership incurred approximately $27,500 in real estate taxes during the quarter and six months ended June 30, 2001, relating to these two Properties.

         In May 2002, Mansfield Joint Venture, in which the Partnership owns a 21% interest, entered into negotiations with an unrelated third party to sell the Property in Mansfield, Texas. The Joint Venture expects to use the proceeds from the sale to reinvest in an additional Property. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Joint Venture reclassified the assets relating to this Property from land and building on operating leases, and accrued rental income to real estate held for sale. The property in Mansfield, Texas was recorded at the lower of its carrying amount or fair value less cost to sell. During the quarter and six months ended June 30, 2002, the Joint Venture suspended the recording of depreciation and accrued rental income upon placing the property up for sale. In connection with this Property, the Joint Venture recognized net rental income (rental revenues less Property related expenses) of $38,778 and $35,571, during the six months ended June 30, 2002 and 2001, respectively, of which $20,862 and $17,546 were earned during the quarters ended June 30, 2002 and 2001, respectively. The Partnership's pro-rata share of these amounts are included in equity in earnings of joint ventures in the accompanying financial statements.


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

                  **10.15 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of August, 2002.


                                            CNL INCOME FUND XVII, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ----------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ----------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVII, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




Date:   August 12, 2002                      /s/ James M. Seneff, Jr.
                                             -------------------------------
                                             Name:  James M. Seneff, Jr.
                                             Title: Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVII, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




Date:  August 12, 2002                     /s/ Robert A. Bourne
                                           ----------------------------
                                           Name:  Robert A. Bourne
                                           Title: President and Treasurer

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

          **10.15 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                                  EXHIBIT 10.15