Form 10-Q
period 2002-09-30
CNL INCOME FUND XVII LTD
filed 2002-11-13
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ____________________


                             Commission file number
                                     0-22485
                     ---------------------------------------


                           CNL Income Fund XVII, Ltd.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                         59-3295393
----------------------------------              ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
----------------------------------              ----------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
                                                ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                 Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9-13

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                            13

   Item 4.    Controls and Procedures                                    13

Part II

   Other Information                                                     14-16

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           September 30,           December 31,
                                                                               2002                    2001
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, net                               $  15,005,042           $  13,864,015
   Net investment in direct financing leases                                       970,922                 988,429
   Real estate held for sale                                                            --               3,218,833
   Investment in joint ventures                                                  5,798,834               3,658,974
   Cash and cash equivalents                                                       886,922                 673,924
   Restricted cash                                                                      --                 297,288
   Receivables, less allowance for doubtful accounts
       of $286,567 in 2001                                                              --                   2,709
   Due from related parties                                                          3,565                  19,289
   Accrued rental income                                                           525,619                 465,033
   Other assets                                                                     12,732                   5,854
                                                                         ------------------     -------------------

                                                                             $  23,203,636           $  23,194,348
                                                                         ==================     ===================




                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                       $     4,208             $     8,974
   Real estate taxes payable                                                        55,182                      --
   Distributions payable                                                           600,000                 600,000
   Due to related parties                                                           19,063                  11,582
   Rents paid in advance                                                             6,814                   8,350
   Deferred rental income                                                           50,868                  53,478
                                                                         ------------------     -------------------
       Total liabilities                                                           736,135                 682,384

   Partners' capital                                                            22,467,501              22,511,964
                                                                         ------------------     -------------------

                                                                             $  23,203,636           $  23,194,348
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                   Quarter Ended                   Nine Months Ended
                                                                   September 30,                     September 30,
                                                               2002              2001            2002            2001
                                                           --------------    -------------   --------------  --------------
Revenues:
    Rental income from operating leases                       $  453,252        $ 423,756      $ 1,280,066     $ 1,248,145
    Earned income from direct financing leases                    24,278           24,848           73,273          74,940
    Interest and other income                                      6,667            7,439           29,524          48,036
                                                           --------------    -------------   --------------  --------------
                                                                 484,197          456,043        1,382,863       1,371,121
                                                           --------------    -------------   --------------  --------------

Expenses:
    General operating and administrative                          47,106           33,395          160,031         209,180
    Property expenses                                                816            6,964           17,396          55,249
    Management fees to related parties                             5,948            5,718           18,253          15,814
    State and other taxes                                             --               --            9,258          35,028
    Depreciation and amortization                                 78,380           71,656          226,325         227,043
    Provision for write-down of assets                                --               --               --          39,575
                                                           --------------    -------------   --------------  --------------
                                                                 132,250          117,733          431,263         581,889
                                                           --------------    -------------   --------------  --------------

Income Before Loss on Sale of Assets and Equity in
    Earnings of Joint Ventures                                   351,947          338,310          951,600         789,232

Gain on Sale of Assets                                                --          345,572               --         310,979

Equity in Earnings of Joint Ventures                             172,098         (247,938 )        412,782        (202,278 )
                                                                                             --------------  --------------
                                                           --------------    -------------

Income from Continuing Operations                                524,045          435,944        1,364,382         897,933
                                                           --------------    -------------   --------------  --------------

Discontinued Operations (Note 6):
    Income from discontinued operations, net                          --           50,471          105,478         117,097
    Gain (loss) on disposal of discontinued
       operations, net                                                --         (171,669 )        285,677        (201,002 )
                                                           --------------    -------------   --------------  --------------
                                                                      --         (121,198 )        391,155         (83,905 )
                                                           --------------    -------------   --------------  --------------

Net Income                                                    $  524,045        $ 314,746      $ 1,755,537      $  814,028
                                                           ==============    =============   ==============  ==============

Income (Loss) Per Limited Partner Unit
    Continuing operations                                      $    0.17         $   0.14        $    0.46       $    0.30
    Discontinued operations                                           --            (0.04 )           0.13           (0.03 )
                                                           --------------    -------------   --------------  --------------

Total                                                          $    0.17         $   0.10        $    0.59       $    0.27
                                                           ==============    =============   ==============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                          3,000,000        3,000,000        3,000,000       3,000,000
                                                           ==============    =============   ==============  ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                       Nine Months Ended           Year Ended
                                                                         September 30,            December 31,
                                                                              2002                    2001
                                                                      ---------------------     ------------------
General partners:
    Beginning balance                                                        $      (4,460 )         $     (4,460 )
    Net income                                                                          --                     --
                                                                      ---------------------     ------------------
                                                                                    (4,460 )               (4,460 )
                                                                      ---------------------     ------------------

Limited partners:
    Beginning balance                                                           22,516,424             23,947,228
    Net income                                                                   1,755,537                969,196
    Distributions ($0.60 and $0.80 per limited partner
       unit, respectively)                                                      (1,800,000 )           (2,400,000 )
                                                                      ---------------------     ------------------
                                                                                22,471,961             22,516,424
                                                                      ---------------------     ------------------

Total partners' capital                                                    $    22,467,501          $  22,511,964
                                                                      =====================     ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                2002               2001
                                                                           ---------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $ 1,716,847        $ 1,336,013
                                                                           ---------------     --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                             3,499,595          3,272,711
       Additions to land and buildings on operating leases                     (1,364,194 )               --
       Investment in joint ventures                                            (2,136,538 )       (2,066,625 )
       (Increase) decrease in restricted cash                                     297,288         (1,508,693 )
                                                                           ---------------     --------------
              Net cash provided by (used in) investing
                  activities                                                      296,151           (302,607 )
                                                                           ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,800,000 )       (1,800,000 )
                                                                           ---------------     --------------
              Net cash used in financing activities                            (1,800,000 )       (1,800,000 )
                                                                           ---------------     --------------

Net Increase (decrease) in Cash and Cash Equivalents                              212,998           (766,594 )

Cash and Cash Equivalents at Beginning of Period                                  673,924          1,597,502
                                                                           ---------------     --------------

Cash and Cash Equivalents at End of Period                                     $  886,922         $  830,908
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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In June 2002, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the properties in Mesquite, Nevada and Knoxville, Tennessee (see Note 6), in a Taco Cabana property located in Houston, Texas, at an approximate cost of approximately $1,364,200 from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 6).

4.       Investment in Joint Ventures:

         In June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the property in Mesquite, Nevada, in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund IX, Ltd., a Florida limited partnership and an affiliate of the general partners. The joint venture acquired a property in Katy, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 6). The Partnership and CNL Income Fund IX, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of September 30, 2002, the Partnership had contributed approximately $416,700 for a 40% interest in this joint venture.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.       Investment in Joint Ventures - Continued:

         In August 2002, the Partnership reinvested the net sales proceeds from the sale of the Property in Wilmette, Illinois in a Property in Kenosha, Wisconsin as tenants-in-common with CNL Income Fund VIII, Ltd. ("CNL VIII"), a Florida limited partnership and an affiliate of the general partners, at an approximate cost of $1,883,000. The Partnership and CNL VIII entered into an agreement whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of September 30, 2002, the Partnership contributed approximately $1,694,700 for a 90% interest in this property.

         In August 2002, Mansfield Joint Venture, in which the Partnership owns a 21% interest, sold the property in Mansfield, Texas to the tenant and received net sales proceeds of approximately $1,011,500 resulting in a gain of approximately $269,800. The joint venture used the proceeds from the sale of the property and additional contributions from the Partnership and CNL Income Fund VII, Ltd., who are the general partners of the joint venture, of approximately $17,000 and $63,900, respectively, to acquire a property in Arlington, Texas from CNL Net Lease Investors, L.P., at an approximate cost of $1,089,900. CNL Income Fund VII, Ltd. and CNL Net Lease Investors, L.P. are affiliates of the general partners (see Note 6). The financial results for the property in Mansfield, Texas are reflected as Discontinued Operations in the condensed financial information presented below.

         As of September 30, 2002, CNL Mansfield Joint Venture, CNL Kingston Joint Venture, Ocean Shores Joint Venture, CNL VII & XVII Lincoln Joint Venture, Katy Joint Venture, each owned and leased one property to an operator of national fast-food or family-style restaurants. In addition, the Partnership and affiliates, as six separate tenancy in common arrangements, each owned and leased one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                         September 30,         December 31,
                                                                              2002                 2001
                                                                        -----------------    -----------------
             Land and buildings on operating leases, net                   $  12,092,655        $   8,220,336
             Real estate held for sale                                                --              745,619
             Cash                                                                 73,177              107,183
             Receivables, less allowance for doubtful accounts                     3,102                3,371
             Accrued rental income                                               213,517              165,314
             Liabilities                                                          36,316               54,184
             Partners' capital                                                12,346,135            9,187,639

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.       Investment in Joint Ventures - Continued:

                                                      Quarter Ended             Nine Months Ended September
                                                      September 30,                         30,
                                                 2002              2001            2002            2001
                                             --------------    --------------  --------------  --------------
          Revenues                               $ 312,420        $  204,471      $1,110,555      $  462,147
          Expenses                                 (65,524 )         (53,704 )      (186,372 )      (234,499 )
          Provision for write-down of
              assets                                    --        (1,053,283 )            --      (1,109,015 )
                                             --------------    --------------  --------------  --------------
              Income (loss) from
                 continuing operations             246,896          (902,516 )       924,183        (881,367 )
                                             --------------    --------------  --------------  --------------

          Discontinued operations:
          Income from discontinued
              operations, net                       17,176            17,939          55,954          53,510
          Gain (loss) on disposal of
              discontinued operations, net         269,791                --         269,791              --
                                             --------------    --------------  --------------  --------------
                                                   286,967            17,939         325,745          53,510
                                             --------------    --------------  --------------  --------------
          Net Income (Loss)                      $ 533,863        $ (884,577 )    $1,249,928      $ (827,857 )
                                             ==============    ==============  ==============  ==============

         The Partnership recognized income of $412,782 and a loss of $202,278 during the nine months ended September 30, 2002 and 2001, respectively, from these joint ventures and tenancies in common of which, income of $172,098 and a loss of $247,938 were earned during the quarters ended September 30, 2002 and 2001, respectively.

5.       Discontinued Operations:

         In October 2001, Phoenix Restaurant Group, Inc. and its subsidiaries, a tenant of the Partnership, filed for bankruptcy protection and rejected the lease relating to the property in Mesquite, Nevada. In March 2002, the Partnership sold the property to a third party and received net sales proceeds of approximately $771,800. Since the Partnership had recorded provisions for write-down of assets for this property, including $201,002 for the nine months ended September 30, 2001, no gain or loss was recognized in 2002 relating to the sale.

         In May and June 2002, the Partnership sold its properties in Knoxville, Tennessee and Wilmette, Illinois to unrelated third parties and received total net sales proceeds of approximately $2,727,800 resulting in a total gain of approximately $285,700.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


5.       Discontinued Operations - Continued:

         The   financial   results  for  these   properties   are  reflected  as
         Discontinued Operations in the accompanying financial statements. The operating results of discontinued operations are as follows:

                                                         Quarter Ended                Nine Months Ended
                                                         September 30,                  September 30,
                                                     2002             2001            2002           2001
                                                 -------------    -------------   -------------  --------------
           Rental revenues                             $   --        $  71,181       $ 128,903      $  215,874
           Expenses                                        --          (20,710 )       (23,425 )       (98,777 )
           Gain (loss) on disposal of assets               --         (171,669 )       285,677        (201,002 )
                                                 -------------    -------------   -------------  --------------
           Income (loss) from discontinued
               operations                              $   --       $ (121,198 )     $ 391,155      $  (83,905 )
                                                 =============    =============   =============  ==============

6.       Related Party Transactions:

         During October 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and rejected one of the two leases it had with the Partnership. The other lease was held with an affiliate of the general partners, as tenants-in-common. The Partnership owns a 27% interest in the tenancy in common. In May 2002, the bankruptcy court assigned this lease, relating to the property in Corpus Christi, Texas to RAI, LLC, an affiliate of the general partners. All other lease terms remained the same. In connection with this lease, the tenancy in common recognized rental revenues of approximately $47,700 and $80,200 during the quarter and nine months ended September 30, 2002, respectively. The Partnership recognized its pro-rata share of these amounts in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.

         In June 2002, the Partnership acquired a property in Houston, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,364,200 (see Note 3). In addition, in June 2002, Katy Joint Venture acquired a property in Katy, Texas (see Note 4) from CNL Funding 2001-A, LP. CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the Joint Venture. The purchase price paid by the Partnership and the Joint Venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

         In September 2002, CNL Mansfield Joint Venture acquired a property in Arlington, Texas from CNL Net Lease Investors, L.P. ("NLI"), at an approximate cost of $1,089,900. During 2002, and prior to the joint venture's acquisition of this property, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The joint venture acquired the property in Arlington, Texas at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the property. Each CNL entity is an affiliate of the Partnership's general partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 17 Properties directly and nine Properties indirectly, through joint venture or tenancy in common arrangements. As of September 30, 2002, the Partnership owned 16 Properties directly and 11 Properties indirectly, through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) was $1,716,847 and $1,336,013 for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash from operating activities for the nine months ended September 30, 2002, was a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the nine months ended September 30, 2002.

         In March 2002, the Partnership sold its Denny's Property in Mesquite, Nevada, to a third party and received net sales proceeds of approximately $771,800. Since the Partnership had recorded provisions for write-down of assets, including $201,002 for the nine months ended September 30, 2001, for this Property, no gain or loss was recognized in 2002 relating to the sale. The provision represented the difference between the carrying value of the Property and its fair value.

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

         In addition in June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Mesquite, Nevada in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund IX, Ltd., a Florida limited partnership and an affiliate of the general partners. The joint venture acquired a Property in Katy, Texas. The Partnership and CNL Income Fund IX, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of September 30, 2002, the Partnership had contributed approximately $416,700 for a 40% interest in this joint venture.

         The Partnership and Katy Joint Venture acquired the Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and the Joint Venture. The purchase prices paid by the Partnership and the Joint Venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties. The general partners believe that the transactions, or a portion thereof, relating to the sales of the Properties and the reinvestment of the proceeds will qualify as like-kind exchange transactions for federal income tax purposes. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transactions.

         In August 2002, the Partnership reinvested the net sales proceeds from the sale of the Property in Wilmette, Illinois in a Property in Kenosha, Wisconsin as tenants-in-common with CNL Income Fund VIII, Ltd. ("CNL VIII"), a Florida limited partnership and an affiliate of the general partners, at an approximate cost of $1,883,000 from an unrelated third party. The Partnership and CNL VIII entered into an agreement whereby each co-tenant will share in the profits and losses of the Property in proportion to its applicable percentage interest in the Property. The general partners believe that the transactions, or portion thereof, relating to the sale of the Property and the reinvestment of the net sales proceeds, or a portion thereof, will qualify as a like-kind exchange transaction for federal income tax purposes. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transactions. As of September 30, 2002, the Partnership contributed approximately $1,694,700 for a 90% interest in this Property.

         In August 2002, Mansfield Joint Venture, in which the Partnership owns a 21% interest, sold its Property in Mansfield, Texas to the tenant for a sales price of $1,045,000 and received net sales proceeds of approximately $1,011,500 resulting in a gain of approximately $296,800. The joint venture used the proceeds from the sale of the Property and additional contributions from the Partnership and CNL Income Fund VII, Ltd., who are the general partners of the joint venture, of approximately $17,000 and $63,900, respectively, to acquire a Property in Arlington, Texas from CNL Net Lease Investors, L.P. ("NLI"), at an approximate cost of $1,089,900. During 2002, and prior to the joint venture's acquisition of this Property, CNL Financial LP Holding, LP ("CFN"), a Delaware Limited Partnership, and CNL Net Lease Investors GP Corp. ("GP Corp"), a Delaware corporation, purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The joint venture acquired the Property in Arlington, Texas at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the Property. Each CNL entity is an affiliate of the Partnership's general partners. The general partners believe that the transactions, or portion thereof, relating to the sale of the property and the reinvestment of the net sales proceeds, or a portion thereof, will qualify as a like-kind exchange transaction for federal income tax purposes. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transactions.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2002, the Partnership had $886,922 invested in such short-term investments, as compared to $673,924 at December 31, 2001. The increase in cash and cash equivalents at September 30, 2002 was due to the fact that approximately $297,300 in restricted cash remaining from the net sales proceeds relating to the sale of its Property in El Dorado, California were released from restricted cash to cash and cash equivalents. The funds remaining at September 30, 2002, after payment of distributions and other liabilities will be used to meet the Partnership's working capital and other needs.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         Total liabilities of the Partnership, including distributions payable, increased to $736,135 at September 30, 2002, from $682,384 at December 31, 2001, primarily as a result of an increase in real estate taxes payable at September 30, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the quarter ended September 30, 2001, a portion of the net sales proceeds from the September 2001 sale of the Property in Inglewood, California, the Partnership declared distributions to limited partners of $1,800,000 for each of the nine month periods ended September 30, 2002 and 2001 ($600,000 for each of the quarters ended June 30, 2002 and 2001). This represents distributions for each applicable nine months of $0.60 per unit ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. No amounts distributed to the limited partners for the nine months ended September 30, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total  rental  revenues  were  $1,353,339  for the  nine  months  ended
September 30, 2002, as compared to $1,323,085 for the nine months ended September 30, 2001, of which $477,530 and $448,604 were earned during the third quarter of 2002 and 2001, respectively. The increase in rental revenues during the quarter and nine months ended September 30, 2002, as compared to the same period in 2001, was due to the fact the Partnership reinvested the majority of the net sales proceeds from the 2001 and 2002 sale of two Properties, in Properties in Austin and Houston, Texas. The increase in rental revenues during the quarter and nine months ended September 30, 2002, as compared to the same period in 2001, was partially offset by the fact that the Partnership sold the Property in El Dorado, California in 2001.

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $29,524 and $48,036 respectively, in interest and other income, of which $6,667 and $7,439 were earned during the quarters ended September 30, 2002 and 2001, respectively. During the nine months ended June 30, 2001, interest and other income were higher as compared to the same period in 2002 due to the Partnership recognizing as income the remainder of the security deposit from a former tenant of a Property in Houston, Texas, in accordance with the lease agreement. The tenant had rejected the lease, and the Partnership sold the Property in January 2001. In addition, interest and other income were higher during the nine months ended September 30, 2001, as compared to the same period in 2002, primarily due to higher average cash balances during the nine months ended September 30, 2001.

         During the nine months ended September 30, 2002 and 2001, the Partnership recognized income of $412,782 and a loss of $202,278, respectively, attributable to earnings from joint ventures, of which income of $172,098 and a loss of $247,938 were reported during the quarters ended September 30, 2002 and 2001, respectively. Net operating results reported by joint ventures were lower during the nine months ended September 30, 2001, as compared to the same period in 2002, due to the fact that PRG, the tenant of Corpus Christi, Texas, experienced financial difficulties and ceased paying rent in 2001. As a result, the Partnership and an affiliate of the general partners, as tenants-in-common, in which the Partnership owns an approximate 27% interest, stopped recording rental revenues in accordance with the Partnership's revenue recognition policy. Net operating results reported by joint ventures were also lower during the quarter and nine months ended September 30, 2001, as compared to the same periods in 2002, due to the fact that the Partnership incurred Property related expenses such as, legal fees, insurance and real estate taxes relating to this Property. In October 2001, PRG filed for Chapter 11 bankruptcy protection, as described above. Since the bankruptcy filing, the tenant resumed paying rent. The Partnership and the affiliate, as tenants-in-common, received from PRG the rent payments relating to this Property from the bankruptcy date through April
2002. During April 2002, the bankruptcy court assigned its lease to a new tenant, an affiliate of the general partners. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases. As a result of the assignment relating to this Property, the Partnership collected from the new tenant $309,700 in rents not collected in 2001 from the previous tenant. The Partnership and the affiliate, as tenants-in-common of this Property, recorded during the nine months ended September 30, 2001 a provision for write-down of assets of approximately $327,300 relating to this Property. The provision represented the difference between the carrying value of the Property and its fair value.

         In addition, the operating results reported by joint ventures were lower during the nine months ended September 30, 2001, as compared to the same period in 2002, because Ocean Shores Joint Venture, in which the Partnership owns an approximate 31% interest, recorded a provision for write down of assets of approximately $781,700 in 2001. The provision represented the difference between the carrying value of the Property and its estimated fair value. The tenant of the Property owned by this joint venture experienced financial difficulties and vacated the Property in April 2001. During 2002, the joint venture has not recorded rental revenues relating to this Property. The joint venture will continue to pursue collection of these past due rents and is seeking a new tenant for the Property.

         The increase in net operating results reported by joint ventures during the quarter and nine months ended September 30, 2002, as compared to the same periods in 2001, was also the result of the Partnership investing during 2001 and 2002 in two joint ventures and two additional Properties, each as a separate tenancy in common with affiliates of the General Partners.

         In August 2002, Mansfield Joint Venture, in which the Partnership owns a 21% interest, sold the Property in Mansfield, Texas, as described below.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $431,263 and $581,889, for the nine months ended September 30, 2002 and 2001, respectively, of which $132,250 and $117,733 were incurred during the quarters ended September 30, 2002 and 2001, respectively. The decrease in operating expenses during the nine months ended September 30, 2002, as compared to the same period in 2001, was partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties, a decrease in state taxes and a decrease in Property expenses such as legal fees relating to several Properties whose tenants experienced financial difficulties in 2001.

         Operating expenses were also higher in 2001, as compared to the nine months ended September 30, 2002, since the Partnership recorded a provision for write-down of assets in the amount of $39,575 relating to its Property in Inglewood, California. The provision represented the difference between the carrying value of the Property and its fair value. In September 2001, the Partnership sold this Property to a third party. Due to the fact that the Partnership had previously recorded a provision for write-down for this Property, no additional gain or loss was recognized during 2001 relating to the sale of the Property

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         During the nine months ended September 30, 2001, the Partnership sold a Property in Houston, Texas resulting in a gain of $4,284, a Property in El Dorado, California resulting in a gain of $345,572 and a Property in Kentwood, Michigan resulting in a loss of $38,877.

         During the nine months ended September 30, 2002, the Partnership identified and sold three Properties that met the criteria of this standard. The financial results of these Properties were classified as Discontinued Operations in the accompanying financial statements. The majority of the net sales proceeds from the sales of these Properties were reinvested in three Properties, one owned directly by the Partnership and the other two owned indirectly through a tenancy in common and a joint venture, as described above in "Capital Resources."

         During the nine months ended September 30, 2002, CNL Mansfield Joint Venture, in which the Partnership owns a 21% interest, identified and sold a Property that met the criteria of this standard. The financial results of this Property were classified as Discontinued Operations in the condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates presented in the footnotes to the accompanying financial statements. The joint venture reinvested the net sales proceeds from the sale of this Property in an additional income producing Property, as discussed above in "Capital Resources."


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

              **10.15 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.15 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein be reference.)

              **99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

              **99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

              (b)          Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of November, 2002.


                                            CNL INCOME FUND XVII, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ----------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ----------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVII, Ltd. (the "registrant"), certify that:

         1. I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002


/s/ James M. Seneff, Jr.
---------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVII, Ltd. (the "registrant") certify that:

         1. I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002


/s/ Robert A. Bourne
--------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

        (c)   Exhibits

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

              **10.15 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.15 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein be reference.)

              **99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

              **99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2