Form 10-K
period 2002-12-31
CNL INCOME FUND XVII LTD
filed 2003-03-28
CIK 943718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No X

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,400,000 and were used as of December 31, 1998, to acquire 29 Properties, pay acquisition fees totalling $1,350,000 and to establish a working capital reserve for Partnership purposes. The 29 Properties included four Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the General Partners as tenants-in-common.

         As of December 31, 1999, the Partnership owned 29 Properties, either directly or indirectly through joint venture or tenancy in common arrangements. In January 2000, the Partnership reinvested the majority of the net sales proceeds received from El Cajon Joint Venture in a Property in Wilmette, Illinois. In addition, during 2000, the Partnership sold its Properties in Warner Robins, Georgia and Long Beach, California. During the year ended December 31, 2001, the Partnership reinvested the net sales proceeds from the 2000 sale of the Property in Warner Robins, Georgia, and Long Beach, California along with a portion of the net sales proceeds received from the 2001 sale of the Property in Houston, Texas, and entered into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with an affiliate of the General Partners to purchase and hold one property in Lincoln, Nebraska, indirectly through a joint venture in which the Partnership is a co-venturer. In addition, during 2001, the Partnership sold its Properties in Kentwood, Missouri and El Dorado, California, and reinvested a portion of these net sales proceeds in a Property in Austin, Texas, and in a Property in Waldorf, Maryland, as tenants-in-common, with affiliates of the General Partners, which are Florida limited partnerships. In addition, during 2001, the Partnership distributed to the Limited Partners, a portion of the net sales proceeds received from the sale in Inglewood, California and a portion of the net sales proceeds received from the sale of the Property in Houston, Texas. During 2002, the Partnership sold its properties in Mesquite, Nevada; Knoxville, Tennessee; and Wilmette, Illinois, and reinvested the majority of the sales proceeds in a Property in Houston Texas; a joint venture arrangement, Katy Joint Venture, with an affiliate of the General Partners and a Florida limited partnership, to purchase and hold one Property in Katy, Texas; and in a Property in Kenosha, Wisconsin, as tenants-in-common, with another affiliate of the General Partners and a Florida limited partnership. Also during 2002, CNL Mansfield Joint Venture, in which the Partnership owns a 21% interest, sold its Property in Mansfield, Texas and reinvested the proceeds in a Property in Arlington, Texas.

         As of December 31, 2002, the Partnership owned 27 Properties. The 27 Properties include five Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties provide for initial terms ranging from 10 to 20 years (the average being 18 years) and expire between 2011 and 2020. The majority of the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $63,000 to $246,400. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to the terms of the lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and neither rejected, nor affirmed the lease held by the Partnership with an affiliate of the general partners, as tenants-in-common. The Partnership owns approximately a 27% interest in the tenancy in common. During 2002, the bankruptcy court assigned the lease relating to the property in Corpus Christi, Texas to RAI, LLC, which is an affiliate of the General Partners. All other lease terms remained the same.

         Effective May 2002, the leases relating to the Arby's Properties in Muncie and Plainfield, Indiana were amended to eliminate guaranteed scheduled rent increases. The General Partners do not believe that the rent reductions will have a material adverse effect on the results of operations of the Partnership. All other lease terms remain unchanged.

         During 2002, the Partnership reinvested the net sales proceeds it received from the sales of the Properties in Mesquite, Nevada; Knoxville, Tennessee; and Wilmette, Illinois, in a Taco Cabana Property in located in Houston, Texas; a joint venture arrangement, Katy Joint Venture, with an affiliate of the General Partners and a Florida limited partnership, to purchase and hold a Taco Cabana Property in Katy, Texas; and in a Texas Roadhouse Property in Kenosha, Wisconsin, as tenants-in-common, with another affiliate of the General Partners and a Florida limited partnership. Also during 2002, CNL Mansfield Joint Venture, in which the Partnership owns a 21% interest, sold its Property in Mansfield, Texas and reinvested the proceeds in a Jack in the Box Property in Arlington, Texas. The lease terms for these Properties are substantially the same as the Partnership's other leases.

         In December 2002, AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc. which is the tenant of the Properties in Chicago Ridge and Harvey, Illinois, filed for bankruptcy protection. As of March 10, 2003, the Partnership has continued receiving rental payments relating to these leases. While the tenant has neither rejected nor affirmed the leases, there can be no assurance that they will not be rejected in the future. The lost revenues that would result if the tenant rejects these leases will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Properties in a timely manner.

Major Tenants

         During the year ended December 31, 2002, three lessees of the Partnership, Golden Corral Corporation, National Restaurant Enterprises, Inc., and RTM Indianapolis, Inc. and RTM Southwest Texas, Inc. (which are affiliated entities under common control) (hereinafter referred as "RTM, Inc."), each contributed more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with separate affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Golden Corral Corporation was the lessee under leases relating to four restaurants, and National Restaurant Enterprises, Inc. and RTM, Inc., were each the lessee under leases relating to three restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than 10 percent of the Partnership's total rental revenues in 2003. In addition, three Restaurant Chains, Golden Corral, Burger King, and Arby's, each accounted for more than 10 percent of the Partnership's total rental revenues during the year ended December 31, 2002 (including rental revenues from the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with separate affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that each of these three Restaurant Chains will continue to contribute more than 10 percent of the Partnership's rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could have a material adverse affect on the Partnership's income if the Partnership is not able to re-lease or sell the Properties in a timely manner. As of December 31, 2002, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:

         Entity Name             Year      Ownership               Partners                   Property
CNL Income Fund XVI, Ltd and     1996       19.56%      CNL Income Fund XVI, Ltd.        Fayetteville, NC
     CNL Income Fund XVII,
     Ltd. Tenants in Common

CNL Income Fund XI, Ltd. and     1997       27.42%      CNL Income Fund XI, Ltd.         Corpus Christi, TX
     CNL Income Fund XVII,
     Ltd. Tenants in Common

CNL Income Fund XIII, Ltd.       1997       36.91%      CNL Income Fund XIII, Ltd.       Akron, OH
     and CNL Income Fund
     XVII, Ltd. Tenants in
     Common

CNL Mansfield Joint Venture      1997       21.00%      CNL Income Fund VII, Ltd.        Arlington, TX

Kingston Joint Venture           1997       60.06%      CNL Income Fund XIV, Ltd.        Kingston, TN

CNL Income Fund IV, Ltd. and     1999       24.00%      CNL Income Fund IV, Ltd.         Zephyrhills, FL
     CNL Income Fund XVII,
     Ltd. Tenants in Common

Ocean Shores Joint Venture       1999       30.94%      CNL Income Fund X, Ltd.          Ocean Shores, WA


CNL VII and XVII Lincoln         2001       86.00%      CNL Income Fund VII, Ltd.        Lincoln, NE
     Joint Venture

CNL Income Fund VI, Ltd., CNL    2001       25.00%      CNL Income Fund VI, Ltd.         Waldorf, MD
     Income Fund IX, Ltd. and                           CNL Income Fund IX, Ltd.
     CNL Income Fund XVII,
     Ltd. Tenants in Common

Katy  Joint Venture              2002       40.00%      CNL Income Fund IX, Ltd.         Katy, TX

CNL Income Fund VIII, Ltd.       2002       90.00%      CNL Income Fund VIII, Ltd.       Kenosha, WI
     and CNL Income Fund
     XVII, Ltd. Tenants in
     Common

         Each joint venture or tenancy in common was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners.

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture and tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         CNL VII and XVII Lincoln Joint Venture and Katy Joint Venture, each has an initial term of 30 years, and each of the other joint ventures has an initial term of 20 years and, after the expiration the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its joint venture or tenancy in common interest without first offering it for sale to its partners, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         In June 2002, the Partnership entered into a joint venture arrangement, Katy Joint Venture, with CNL Income Fund IX, Ltd., an affiliate of the General Partners and a Florida limited partnership to purchase and hold one property. In addition, in August 2002, the Partnership entered into an agreement to hold a Property in Kenosha, Wisconsin, as tenants-in-common, with CNL Income Fund VIII, Ltd., an affiliate of the General Partners and a Florida limited partnership.

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

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of American Properties Fund, Inc., the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2002, the Partnership owned 27 Properties. Of the 27 Properties, 16 are owned by the Partnership in fee simple, five are owned through joint venture arrangements and six are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites, owned directly and indirectly, range from approximately 23,500 to 115,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2002.

               State                                Number of Properties

               California                                     1
               Florida                                        3
               Georgia                                        1
               Illinois                                       3
               Indiana                                        2
               Maryland                                       1
               Nebraska                                       1
               North Carolina                                 1
               Ohio                                           1
               South Carolina                                 1
               Tennessee                                      2
               Texas                                          8
               Washington                                     1
               Wisconsin                                      1
                                                        --------------
               TOTAL PROPERTIES                              27
                                                        ==============

         Buildings. Each of the Properties owned by the Partnership, directly and indirectly, includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership ranged from approximately 2,100 to 11,300 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $17,341,796 and $13,396,933, respectively.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2002 by Restaurant Chain.

                Restaurant Chain                       Number of Properties

                Arby's                                           4
                Bennigan's                                       1
                Black-eyed Pea                                   1
                Boston Market                                    1
                Burger King                                      5
                Denny's                                          1
                Fazoli's                                         1
                Golden Corral                                    4
                Jack in the Box                                  3
                Taco Bell                                        1
                Taco Cabana                                      3
                Texas Roadhouse                                  1
                Wendy's                                          1
                                                           --------------
                TOTAL PROPERTIES                                27
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

         As of December 31, 2002, 2001, 2000, 1999, and 1998 the Properties were 100%, 96%, 92%, 93%, and 100% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                       2002              2001              2000             1999              1998
                                   --------------    -------------     -------------    -------------     --------------
Rental Income(1)(2)                  $ 2,359,096      $ 2,357,917       $ 2,353,394      $ 2,667,611        $ 2,983,830
Properties(2)                                 27               26                26               29                 28
Average Rent per Property              $  87,374        $  90,689         $  90,515        $  91,987          $ 106,565


(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture and tenancy in common arrangements.

(2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for each year for the next ten years and thereafter.

                                                                              Percentage of
               Expiration           Number            Annual Rental             Gross Annual
                 Year               of Leases           Revenues               Rental Income
             -----------------    ----------------  -----------------    --------------------------
              2003                    --                 $     --                      --
              2004                    --                       --                      --
              2005                    --                       --                      --
              2006                    --                       --                      --
              2007                    --                       --                      --
              2008                    --                       --                      --
              2009                    --                       --                      --
              2010                    --                       --                      --
              2011                     3                  438,398                  16.90%
              2012                     1                   44,602                   1.72%
              Thereafter              23                2,110,476                  81.38%
                                 --------        -----------------           -------------
              Total (1)               27             $  2,593,476                 100.00%
                                 ========        =================           =============

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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

         RTM, Inc. leases three Arby's Restaurants. The initial term of each lease is 20 years (expiring in 2016) and the average minimum base annual rent is approximately $89,300 (ranging from approximately $86,100 to $91,900).


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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 10, 2003, there were 1,633 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2002, the price paid for any Unit transferred pursuant to the Plan ranged from $9.14 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001, other than pursuant to the Plan, net of commissions.

                                                2002                                      2001
                                --------------------------------------    -------------------------------------
                                  High          Low          Average        High          Low         Average
                                ---------    ----------     ----------    ---------    ----------    ----------
        First Quarter              $7.00        $ 6.00         $ 6.67       (2)           (2)           (2)
        Second Quarter              7.50          6.75           7.13        $6.70        $ 6.50        $ 6.57
        Third Quarter               7.35          6.57           7.12         6.61          6.42          6.50
        Fourth Quarter              9.30          6.84           8.07         9.57          6.10          7.84

(1)      A total of 11,400 and 14,880 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2002  and  2001,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2002 and 2001, the Partnership declared cash distributions of $2,400,000 to the Limited Partners. Distributions of $600,000 were declared at the close of each of the Partnership's calendar quarters during 2002 and 2001 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data

                                             2002            2001            2000            1999            1998
                                         --------------  --------------  --------------  -------------   -------------
 Year ended December 31:
 Continuing Operations (2):
       Revenues (1)                        $ 1,813,187      $1,793,793     $ 1,954,295     $2,462,023      $2,633,953
       Equity in earnings of joint
          ventures                             543,978        (136,021 )       176,088        182,132         140,595
       Income from continuing
          operations (1)                     1,334,957       1,271,562         406,424      1,624,849       2,176,346

 Discontinued Operations (2):
       Revenues                                128,903         271,532         341,496        230,740         234,132
       Income (loss) from
          discontinued operations (3)          391,155        (302,366 )       266,714        214,420         217,812

 Net income                                  1,726,112         969,196         673,138      1,839,269       2,394,158

 Net income (loss) per Unit:
       Continuing operations                 $    0.45        $   0.42       $    0.13       $   0.54        $   0.73
       Discontinued operations                    0.13           (0.10 )          0.09           0.07            0.07
                                         --------------  --------------  --------------  -------------   -------------
       Total                                 $    0.58        $   0.32       $    0.22       $   0.61        $   0.80
                                         ==============  ==============  ==============  =============   =============

 Cash distributions declared               $ 2,400,000      $2,400,000     $ 2,400,000     $2,400,000     $ 2,400,000
 Cash distributions declared per
     Unit                                         0.80            0.80            0.80           0.80            0.80

 At December 31:
     Total assets                          $22,563,535     $23,194,348     $24,675,610    $26,561,963     $27,365,705
     Partners' capital                      21,838,076      22,511,964      23,942,768     25,669,630      26,230,361

(1) Income from continuing operation for the years ended December 31, 2002, 2001, 2000 and 1999 includes $456,000, $39,576, $1,079,275 and $232,140 from provisions for write-down of assets, respectively, and for the years ended December 31, 2001 and 2000, it includes $310,979 and $17,447 from gain on sale of assets, respectively. Income from continuing operation for the year ended December 31, 1999 includes $82,914 from loss on dissolution of joint venture.

(2) Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

(3) Income from discontinued operations for the years ended December 31, 2001 and 2000 includes $465,915 and $28,644 from provisions for write-down of assets, respectively, and for the year ended December 31, 2002, it includes $285,677 from gain on sale of assets.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $63,000 to $246,400. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         As of December 31, 2000, 2001 and 2002, the Partnership owned 21, 18, and 16 Properties directly, respectively. In addition, the Partnership owned seven, nine, and eleven Properties indirectly through joint venture or tenancy in common arrangements as of December 31, 2000, 2001 and 2002, respectively.

Capital Resources

         For the years ended December 31, 2002, 2001 and 2000, cash from operating activities was $2,259,664, $1,784,443 and $1,846,222, respectively. The increase in cash from operating activities during 2002, as compared to 2001, and the decrease in cash from operating activities during 2001, as compared to 2000, resulted from changes in the Partnership's working capital and changes in income and expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001, and 2000.

         In January 2000, the Partnership reinvested the majority of the proceeds from the liquidating distribution received from the dissolution of CNL/GC El Cajon Joint Venture in a Baker's Square Property in Wilmette, Illinois. The Partnership acquired the Property from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property.

         In September 2000, the Partnership sold its Popeye's Property in Warner Robins, Georgia to a third party for a total of $609,861 and received net sales proceeds of approximately $607,400, resulting in a gain of $17,447. In addition, in October 2000, the Partnership sold its Boston Market Property in Long Beach, California, and received net sales proceeds of approximately $530,000. Since the Partnership recorded a provision for write-down of assets of $353,622 for this Property in 2000, no gain or loss was recognized on the sale.

         In January 2001, the Partnership sold its Property in Houston, Texas to a third party and received net sales proceeds of approximately $782,700, resulting in a gain of $4,284. The Partnership used the net sales proceeds to acquire an interest in CNL VII and XVII Lincoln Joint Venture, and to make distributions to the Limited Partners.

         In April 2001, the Partnership reinvested the net sales proceeds from the sales of the Properties in Warner Robins, Georgia; Long Beach, California, and Houston Texas, in a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners. The joint venture holds one Property. The joint venture acquired this Property from CNL BB Corp., an affiliate of the General Partners, who had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. The Partnership contributed approximately $1,496,700 to the joint venture. As of December 31, 2002, the Partnership owned an 86% interest in the profits and losses of the joint venture.

         In June 2001, the Partnership sold the Property in Kentwood, Michigan, received net sales proceeds of approximately $681,200 and recorded a loss of $38,877. In July 2001, the Partnership used a portion of these net sales proceeds to acquire an interest in a Property in Waldorf, Maryland, as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund IX, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners. As of December 31, 2002, the Partnership contributed approximately $570,100 for a 25% interest in the profits and losses of the Property.

         In September 2001, the Partnership sold the Property in Inglewood, California to a third party for $300,000 and received net sales proceeds of approximately $298,300. Since the Partnership had recorded a provision for write-down of this Property in 2001, no additional gain or loss was recognized on the sale. The Partnership used the majority of the net sales proceeds to pay liabilities of the Partnership.

         In September 2001, the Partnership also sold its Property in El Dorado, California to a third party and received net sales proceeds of approximately $1,510,500, resulting in a gain of $345,572. In December 2001, the Partnership reinvested the majority of net sales proceeds received in a Property in Austin, Texas. The Partnership acquired the Property from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership of approximately $1,216,600 represented the costs incurred by the affiliate to acquire the Property. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property and the reinvestment of the proceeds qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership used the remaining net sales proceeds to pay liabilities of the Partnership.

         In February 2002, a tenant, Sybra, Inc., filed for bankruptcy. In 2002, the Partnership continued to receive rental payments relating to the Property in Zephyrhills, Florida, held with an affiliate of the General Partners, as tenants-in-common. In December 2002, Sybra, Inc. was acquired by Triarc Companies, Inc. and emerged from bankruptcy. The lease relating to the Property in Zephyrhills, Florida was affirmed.

         In March 2002, the Partnership sold its Denny's Property in Mesquite, Nevada, to a third party and received net sales proceeds of approximately $771,800. Since the Partnership had recorded provisions for write-down of assets in prior years for this Property, no gain or loss was recognized in 2002 relating to the sale. The provision represented the difference between the carrying value of the Property and its estimated fair value.

         In May and June 2002, the Partnership sold its Properties in Knoxville, Tennessee and Wilmette, Illinois to third parties and received total net sales proceeds of approximately $2,727,800 resulting in a total gain of approximately $285,700.

         In June 2002, the Partnership reinvested the majority of the net sales proceeds, it received from the sale of the Properties in Mesquite, Nevada and Knoxville, Tennessee, in a Taco Cabana Property located in Houston, Texas, at an approximate cost of approximately $1,364,200.

         In addition in June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Mesquite, Nevada in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund IX, Ltd., a Florida limited partnership and an affiliate of the General Partners. The joint venture acquired a Property in Katy, Texas. The Partnership and CNL Income Fund IX, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 2002, the Partnership had contributed approximately $416,700 for a 40% interest in this joint venture.

         The Partnership and Katy Joint Venture acquired the Properties in Houston and Katy, Texas from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and the joint venture. The purchase prices paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties. The General Partners believe that the transactions, or a portion thereof, relating to the sales of the Properties and the reinvestment of the proceeds will qualify as like-kind exchange transactions for federal income tax purposes.

         In August 2002, the Partnership reinvested the net sales proceeds from the sale of the Property in Wilmette, Illinois in a Property in Kenosha, Wisconsin as tenants-in-common with CNL Income Fund VIII, Ltd. ("CNL VIII"), a Florida limited partnership and an affiliate of the General Partners, at an approximate cost of $1,883,000. The Partnership and CNL VIII entered into an agreement whereby each co-tenant will share in the profits and losses of the Property in proportion to its applicable percentage interest in the Property. As of December 31, 2002, the Partnership contributed approximately $1,694,700 for a 90% interest in this Property. The General Partners believe that the transactions, or portion thereof, relating to the sale of the Property and the reinvestment of the net sales proceeds, or a portion thereof, will qualify as a like-kind exchange transaction for federal income tax purposes.

         In August 2002, Mansfield Joint Venture, in which the Partnership owns a 21% interest, sold its Property in Mansfield, Texas to the tenant and received net sales proceeds of approximately $1,011,500 resulting in a gain of approximately $296,800. The joint venture used the proceeds from the sale of the Property and additional contributions from the Partnership and CNL Income Fund VII, Ltd., who are the general partners of the joint venture, of approximately $17,000 and $63,900, respectively, to acquire a Property in Arlington, Texas from CNL Net Lease Investors, L.P. ("NLI"), at an approximate cost of $1,089,900. During 2002, and prior to the joint venture's acquisition of this Property, CNL Financial LP Holding, LP ("CFN"), a Delaware limited partnership, and CNL Net Lease Investors GP Corp. ("GP Corp"), a Delaware corporation, purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's General Partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The joint venture acquired the Property in Arlington, Texas at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the Property. Each CNL entity is an affiliate of the Partnership's General Partners. The General Partners believe that the transactions, or portion thereof, relating to the sale of the Property and the reinvestment of the net sales proceeds, or a portion thereof, will qualify as a like-kind exchange transaction for federal income tax purposes.

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

         Currently, rental income from the Partnership's Properties are invested in short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending use of such funds to pay Partnership expenses, or to make distributions to partners. At December 31, 2002, the Partnership had $829,739 invested in such short-term investments as compared to $673,924 at December 31, 2001. The increase in cash and cash equivalents at December 31, 2002, as compared to December 31, 2001, was primarily due to the fact that approximately $297,300 in restricted cash remaining from the net sales proceeds relating to the sale of its Property in El Dorado, California were released from restricted cash to cash and cash equivalents. As of December 31, 2002, the average interest rate earned by the Partnership on the rental income deposited in demand deposit accounts at commercial banks was approximately one percent annually. The funds remaining at December 31, 2002, after payment of distributions and other liabilities, will be used to invest in an additional Property, and to meet the Partnership's working capital needs.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate net cash flow in excess of operating expenses.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and future cash from operating activities, the Partnership declared distributions to the Limited Partners of $2,400,000 for each of the years ended December 31, 2002, 2001 and 2000. This represents distributions of $0.80 per Unit for each of the years ended December 31, 2002, 2001 and 2000. No distributions were made to the General Partners for the years ended December 31, 2002, 2001 and 2000. No amounts distributed to the Limited Partners for the years ended December 31, 2002, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

         As of December 31, 2002 and 2001, the Partnership owed $26,600 and $11,582, respectively, to affiliates for operating expenses, accounting and administrative services, and management fees. As of March 15, 2003, the Partnership had reimbursed the affiliates for these amounts. Other liabilities, including distributions payable, increased to $698,859 at December 31, 2002, from $670,802 at December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property, its operating results are reported as discontinued operations.

Results of Operations

Comparison of the year ended December 31, 2002 to the year ended December 31,
2001

         Total rental revenues were $1,794,199 for the year ended December 31, 2002 as compared to $1,736,074 in the same period in 2001. The increase in rental revenues during 2002, as compared to the same period in 2001, was due to the fact the Partnership reinvested the majority of the net sales proceeds from the 2001 and 2002 sale of the Properties in El Dorado, California; Mesquite, Nevada and Wilmette, Illinois, in Properties in Austin and Houston, Texas. The increase in rental revenues during 2002, as compared to the same period in 2001, was partially offset by the fact that the Partnership sold the Property in El Dorado, California in 2001.

         In December 2002, AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc. which is the tenant of the Properties in Harvey and Chicago Ridge, Illinois, filed for bankruptcy protection. As of March 10, 2003, the Partnership has continued receiving rental payments relating to these leases. While the tenant has neither rejected nor affirmed the leases, there can be no assurance that they will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Property in a timely manner.

         During the years ended December 31, 2002 and 2001, the Partnership recognized income of $543,978 and a loss of $136,021, respectively, attributable to the net operating results reported by joint ventures. Net operating results reported by joint ventures were lower during 2001, as compared to the same period in 2002, because PRG, the tenant of the Property in Corpus Christi, Texas, experienced financial difficulties and ceased paying rent in 2001. As a result, the Partnership and an affiliate of the General Partners, as tenants-in-common, in which the Partnership owns an approximate 27% interest, stopped recording rental revenues The tenancy in common also incurred Property related expenses such as, legal fees, insurance and real estate taxes relating to this Property. In addition, the Partnership and the affiliate, as tenants-in-common of this Property, recorded during 2001 a provision for write-down of assets of approximately $356,700 relating to this Property. The provision represented the difference between the carrying value of the Property and its estimated fair value. In addition, the Partnership and the affiliate, as tenants-in-common of this Property, recorded during 2001 a provision for write-down of assets of approximately $327,300 relating to this Property. The provision represented the difference between the carrying value of the Property and its estimated fair value. In October 2001, PRG filed for Chapter 11 bankruptcy protection. Since the bankruptcy filing, the tenant resumed paying rent. The Partnership and the affiliate, as tenants-in-common, received from PRG the rent payments relating to this Property from the bankruptcy date through April 2002. During April 2002, the bankruptcy court assigned its lease to a new tenant, an affiliate of the General Partners which has continued to pay rent pursuant to the lease. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases. As a result of the assignment relating to this Property, the Partnership collected from the new tenant $309,700 in rents not collected in 2001 from the previous tenant.

         In addition, the operating results reported by joint ventures were lower during 2001, as compared to the same period in 2002, because Ocean Shores Joint Venture, in which the Partnership owns an approximate 31% interest, recorded a provision for write down of assets of approximately $781,700 in 2001. The provision represented the difference between the carrying value of the Property and its estimated fair value. The tenant of the Property owned by this joint venture experienced financial difficulties and vacated the Property in April 2001. During 2002, the joint venture has not recorded rental revenues relating to this Property. The joint venture will continue to pursue collection of these past due rents and is seeking a new tenant for the Property.

         The increase in net operating results reported by joint ventures during 2002, as compared to the same period in 2001, was also the result of the Partnership investing during 2001 and 2002 the majority of the net proceeds from the sales of Warner Robins, Georgia; Long Beach, California; Kentwood, Michigan; Mesquite, Nevada; and Wilmette, Illinois; in two joint ventures and two additional Properties, each as a separate tenancy in common with affiliates of the General Partners.

         In August 2002, Mansfield Joint Venture, in which the Partnership owns a 21% interest, sold the Property in Mansfield, Texas, and reinvested the net sales proceeds in a Property in Arlington, Texas.

         During the year ended December 31, 2002, three lessees of the Partnership, Golden Corral Corporation, National Restaurant Enterprises, Inc., and RTM Indianapolis, Inc. and RTM Southwest Texas, Inc. (which are affiliated entities under common control) (hereinafter referred as "RTM, Inc."), each contributed more than ten percent of the Partnership's total rental revenues (including rental revenues from the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with separate affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Golden Corral Corporation was the lessee under leases relating to four restaurants, and National Restaurant Enterprises, Inc. and RTM, Inc., were each the lessee under leases relating to three restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental revenues in 2003. In addition, three Restaurant Chains, Golden Corral, Burger King, and Arby's, each accounted for more than ten percent of the Partnership's total rental revenues during the year ended December 31, 2002 (including rental revenues from the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with separate affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that each of these three Restaurant Chains will continue to contribute more than ten percent of the Partnership's rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could have a material adverse affect on the Partnership's income if the Partnership is not able to re-lease or sell the Properties in a timely manner.

         During the years ended December 31, 2002 and 2001, the Partnership also earned $18,988 and $57,719, respectively, in interest and other income. During 2001, interest and other income were higher as compared to the same period in 2002 due to the Partnership recognizing as income the remainder of the security deposit from a former tenant of a Property in Houston, Texas, in accordance with the lease agreement. The tenant had rejected the lease, and the Partnership sold the Property in January 2001. In addition, interest and other income were higher during 2001, as compared to the same period in 2002, primarily due to higher average cash balances during 2001 pending reinvestment in an additional income producing Property and payment of the liabilities of the Partnership.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $1,022,208 and $697,189 for the years ended December 31, 2002 and 2001, respectively. The increase in operating expenses during 2002, as compared to the same period in 2001, was due to the recording of provisions for write-down of assets in the amount of $456,000 relating to the Properties in Harvey and Chicago Ridge, Illinois, as a result of AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc. which is the tenant of these Properties, filing for bankruptcy protection, as described above. The provision represented the difference between the carrying value of the Properties and their estimated fair value.

         The increase in operating expenses during 2002 was also partially due to an increase in depreciation expense as a result of Property acquisitions and the reclassification of the lease relating to the Property in Muncie, Indiana from direct financial leases to operating leases due to an amendment to the lease.

         The increase in operating expenses during 2002, as compared to the same period in 2001, was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties, a decrease in Property expenses such as legal fees and real estate taxes relating to several Properties with tenants that experienced financial difficulties in 2001, and a decrease in state taxes. The higher state taxes in 2001, were the result of changes in tax laws of a state in which the Partnership conducts business.

         During 2001, the Partnership recorded provisions for write-down of assets in the amount of $39,576 relating to the Property in Inglewood, California. The tenant of this Property was experiencing financial difficulties. The provision represented the difference between the carrying value of the Property and its estimated fair value. In September 2001, the Partnership sold the Property in Inglewood, California to a third party. Since the Partnership had previously recorded a provision for write-down for this Property, no additional gain or loss was recognized during 2001 relating to the sale of the Property.

         During 2001, the Partnership sold a Property in Houston, Texas resulting in a gain of $4,284, a Property in El Dorado, California resulting in a gain of $345,572 and a Property in Kentwood, Michigan resulting in a loss of $38,877.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 (FAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         During 2002, the Partnership identified and sold the Properties located in Mesquite, Nevada; Knoxville, Tennessee; and Wilmette, Illinois, all of which met the criteria of this standard. In October 2001, Phoenix Restaurant Group, Inc. and its subsidiaries, a tenant of the Partnership, filed for bankruptcy protection and rejected the lease relating to the property in Mesquite, Nevada. In March 2002, the Partnership sold the Property to a third party. Since the Partnership had recorded provisions for write-down of assets of $465,915 and $28,644 during the years 2001 and 2000, respectively. No gain or loss was recognized in 2002 relating to the sale. In May and June 2002, the Partnership sold its properties in Knoxville, Tennessee and Wilmette, Illinois to third parties resulting in a total gain of approximately $285,700. The financial results of these Properties were classified as Discontinued Operations in the accompanying financial statements. The majority of the net sales proceeds from the sales of these Properties were reinvested in three Properties, one owned directly by the Partnership and the other two owned indirectly through a tenancy in common and a joint venture.

         During 2002, CNL Mansfield Joint Venture, in which the Partnership owns a 21% interest, identified and sold a Property that met the criteria of this standard. In August 2002, the joint venture sold the property in Mansfield, Texas to the tenant resulting in a gain of approximately $269,800. The financial results of this Property were classified as Discontinued Operations in the condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates presented in the footnotes to the accompanying financial statements. The joint venture reinvested the net sales proceeds from the sale of this Property in an additional income producing Property.

Comparison of the year ended December 31, 2001 to the year ended December 31,
2000

         Total rental revenues were $1,736,074 for the year ended December 31, 2001 as compared to $1,893,111 in the same period in 2000. The decrease in rental revenues during 2001, as compared to 2000, was primarily attributable to the sale of two Properties in 2001 and one Property in 2000. During 2001 and 2000, the Partnership reinvested in a Property in Austin, Texas and in a Property in Wilmette, Illinois, respectively, and recognized rental revenues of approximately $24,100, which partially offset the decrease in revenues during 2001.

         In addition, during 2000, the Partnership stopped recording rental revenues relating to a Denny's Property in Mesquite, Nevada and a Mr. Fable's Property in Kentwood, Michigan because the tenant was experiencing financial difficulties. In June 2001, the Partnership sold the Property in Kentwood,
Michigan. On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), the tenant of the remaining lease relating to the Property in Mesquite, Nevada, filed for Chapter 11 bankruptcy protection. As a result of the bankruptcy filing, PRG rejected this lease. The Partnership sold the Property in Mesquite, Nevada in March 2002.

         During the years ended December 31, 2001 and 2000, the Partnership recognized a loss of $136,021 and income of $176,088, respectively, attributable to the net operating results reported by joint ventures. Net operating results from joint ventures decreased during 2001, as compared to 2000, because the Partnership and an affiliate of the General Partners, as tenants-in-common of the Property in Corpus Christi, Texas, stopped recording rental revenues due to PRG's financial difficulties, as described above. In addition, the tenancy in common recorded a provision for write-down of assets of $356,719. The provision represented the difference between the carrying value of the property, and its estimated fair value. The tenancy in common also incurred approximately $58,400 in real estate taxes during 2001 relating to this Property. The Partnership owns an approximate 27% interest on this Property. In October 2001, PRG filed for Chapter 11 bankruptcy protection, and resumed paying rent.

         Net income earned by joint ventures also decreased during 2001, as compared to 2000 because Ocean Shores Joint Venture, in which the Partnership owns an approximate 31%, stopped recording rental revenues during 2001, due to financial difficulties of the tenant. The tenant of the Property owned by the joint venture ceased operations and vacated the Property in April 2001. In addition, during 2001, the joint venture recorded a provision for write-down of assets of $781,741, as described above. The provision represented the difference between the carrying value of the Property and its estimated fair value.

         The decrease in net income earned by joint ventures in 2001, as compared to 2000, was partially offset by an increase of approximately $123,800 during 2001 as a result of the Partnership investing during 2001 in CNL VII and XVII Lincoln Joint Venture, and in a Property in Waldorf, Maryland, as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund IX, Ltd, each an affiliate of the General Partners.

         During the years ended December 31, 2001 and 2000, the Partnership also earned $57,719 and $61,184, respectively, in interest and other income.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $697,189 and $1,741,406 for the years ended December 31, 2001 and 2000, respectively. Operating expenses were higher in 2000 because the Partnership recorded approximately $1,079,000 in provisions for write-down of assets, as described below. The provisions for write-down recorded represented the difference between the carrying values of the properties and their estimated fair values.

         During 2000, the Partnership recorded a provision for write-down of assets in the amount of $35,127 relating to the Properties in Houston, Texas. In October 1998, the tenant of this Property filed for bankruptcy, and in July 2000 rejected the lease. The Partnership sold this Property in January 2001.

         As of December 31, 2000, the Partnership recorded a provision for write-down of assets of $28,644 relating to the Property in Mesquite, Nevada. The tenant of this Property was experiencing financial difficulties. As a result of the PRG bankruptcy, as of October 2001, the Partnership increased the provision for write-down of assets by $201,002 to $229,646. During December 2001, the Partnership increased the provision for write-down of assets by $264,914 to $464,560. The increase in the provision represented the difference between the carrying value of the Property, and the estimated net sales proceeds from the anticipated sale of the Property. The Property sold in March 2002.

         During 2000, the Partnership also recorded provisions for write-down of assets of $193,464 and $19,091 relating to the properties in Kentwood, Michigan and Pensacola, Florida. The tenant of these Properties was experiencing financial difficulties. In 2001, the Partnership sold the Property in Kentwood Michigan, and the tenant assigned its lease relating to the Property in Pensacola, Florida to Denny's, Inc.

         In addition, in 2000, the Partnership increased the provision for write-down of assets for the Properties in Long Beach and Inglewood, California by $353,622 to $388,573 and by $477,971 to $502,664, respectively. The
Partnership had recorded provisions for these Properties amounting to $34,951 and $24,693, respectively, during 1999 because the tenant of both Properties had filed for bankruptcy in 1998 and rejected the leases in 1999. The additional provisions represented the differences between each Properties carrying value and their estimated fair value. The Partnership sold the Property in Long Beach, California in October 2000. During 2001, the Partnership increased the provision for write-down of assets for the Property in Inglewood, California by an additional $39,575 based on a pending sales contract. The Partnership sold this Property in September 2001.

         During 2000, the Partnership incurred certain expenses, such as legal fees, real estate taxes, insurance, and maintenance relating to the Properties in Houston, Texas and Long Beach and Inglewood, California, whose leases were rejected by the tenant, and the Properties in Mesquite, Nevada, Kentwood, Michigan and Pensacola, Florida, whose tenant was having financial difficulties. In 2001, the lease relating to the Property in Pensacola, Florida was assigned to a new tenant, and in 2002, 2001 and 2000, the Partnership sold the other five Properties, as described above. Therefore, the Partnership will not continue to incur these expenses for these Properties.

         The decrease in operating expenses during 2001, as compared to 2000, was also partially due to a decrease in depreciation expense due to the fact that the Partnership sold five Properties between 2000 and 2001. The decrease in operating expenses during 2001 was partially offset by higher state taxes in a state in which the Partnership conducts business and due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         During 2000, the Partnership incurred approximately $18,700 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). In June 1999, the General Partners and APF mutually agreed to terminate the merger.

         During 2001, the Partnership sold the Properties in Houston, Texas and El Dorado, California, and recorded gains of $4,284 and of $345,572, respectively. The Partnership also sold the Property in Kentwood, Michigan and recorded a loss of $38,877. In addition, during September 2000, the Partnership sold the Property in Warner Robins, Georgia resulting in a gain of $17,447.

         The financial results reported as discontinued operations relate to the Properties located in Mesquite, Nevada; Knoxville, Tennessee and Wilmette, Illinois, which were sold during 2002 and met the reporting criteria of FAS 144. During 2000, the Partnership recorded a provision for write-down of assets of $28,644 for the Property in Mesquite, Nevada because the tenant was experiencing financial difficulties. During 2001, the Partnership recorded $465,915 because the tenant filed for bankruptcy and rejected the lease. The increase in provisions for write-down represented the difference between the carrying value of the Property and its estimated fair value based on a pending sales contract.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         The Partnership's leases as of December 31, 2002, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                      Page

Report of Independent Certified Public Accountants                     21

Financial Statements:

     Balance Sheets                                                    22

     Statements of Income                                              23

     Statements of Partners' Capital                                   24

     Statements of Cash Flows                                       25-26

     Notes to Financial Statements                                  27-42

               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund XVII, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XVII, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 31, 2003

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                          December 31,
                                                                                  2002                   2001
                                                                            -----------------      ------------------
                          ASSETS

Real estate properties with operating leases, net                               $ 15,022,053           $  13,864,015
Net investment in direct financing leases                                            410,120                 988,429
Real estate held for sale                                                                 --               3,218,833
Investment in joint ventures                                                       5,749,285               3,658,974
Cash and cash equivalents                                                            829,739                 673,924
Restricted cash                                                                           --                 297,288
Receivables, less allowance for doubtful
     accounts of $286,567 in 2001                                                     36,516                   2,709
Due from related parties                                                                 490                  19,289
Accrued rental income                                                                502,962                 465,033
Other assets                                                                          12,370                   5,854
                                                                            -----------------      ------------------

                                                                                $ 22,563,535           $  23,194,348
                                                                            =================      ==================



            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                             $    3,494             $     8,974
Real estate taxes payable                                                             13,457                      --
Distributions payable                                                                600,000                 600,000
Due to related parties                                                                26,600                  11,582
Rents paid in advance                                                                 31,910                   8,350
Deferred rental income                                                                49,998                  53,478
                                                                            -----------------      ------------------
         Total liabilities                                                           725,459                 682,384

Partners' capital                                                                 21,838,076              22,511,964
                                                                            -----------------      ------------------

                                                                                $ 22,563,535           $  23,194,348
                                                                            =================      ==================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                               Year Ended December 31,
                                                                      2002               2001              2000
                                                                 ----------------   ---------------   ----------------
 Revenues:
      Rental income from operating leases                        $     1,732,028      $  1,637,035       $  1,791,426
      Earned income from direct financing leases                          62,171            99,039            101,685
      Interest and other income                                           18,988            57,719             61,184
                                                                 ----------------   ---------------   ----------------
                                                                       1,813,187         1,793,793          1,954,295
                                                                 ----------------   ---------------   ----------------
 Expenses:
      General operating and administrative                               207,363           245,622            140,179
      Property expenses                                                    6,544            59,765            117,054
      Management fee to related party                                     24,452            21,315             22,591
      State and other taxes                                                9,258            34,733             12,064
      Depreciation and amortization                                      318,591           296,178            351,548
      Provision for write-down of assets                                 456,000            39,576          1,079,275
      Transaction costs                                                       --                --             18,695
                                                                 ----------------   ---------------   ----------------
                                                                       1,022,208           697,189          1,741,406
                                                                 ----------------   ---------------   ----------------
 Income Before Gain on Sale of Assets and Equity in
      Earnings (Loss) of Joint Ventures                                  790,979         1,096,604            212,889

 Gain on Sale of Assets                                                       --           310,979             17,447

 Equity in Earnings (Loss) of Joint Ventures                             543,978          (136,021  )         176,088
                                                                 ----------------   ---------------   ----------------

 Income from Continuing Operations                                     1,334,957         1,271,562            406,424
                                                                 ----------------   ---------------   ----------------

 Discontinued Operations (Note 5):

      Income (loss) from discontinued operations                         105,478          (302,366  )         266,714
      Gain (loss) on disposal of discontinued operations                 285,677                --                 --
                                                                 ----------------   ---------------   ----------------
                                                                         391,155          (302,366  )         266,714
                                                                 ----------------   ---------------   ----------------


 Net income                                                          $ 1,726,112       $   969,196        $   673,138
                                                                 ================   ===============   ================


 Income (Loss) Per Limited Partner Unit
      Continuing Operations                                           $     0.45        $     0.42         $     0.13
      Discontinued Operations                                               0.13             (0.10  )            0.09
                                                                 ----------------   ---------------   ----------------

      Total                                                           $     0.58        $     0.32          $    0.22
                                                                 ================   ===============   ================


 Weighted Average Number of Limited Partner Units
      Outstanding                                                      3,000,000         3,000,000          3,000,000
                                                                 ================   ===============   ================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001, and 2000


                                                General Partners                              Limited Partners
                                        ----------------------------   -----------------------------------------------------------
                                                         Accumulated                                    Accumulated    Syndication
                                        Contributions      Earnings     Contributions   Distributions   Earnings         Costs
                                        -------------   ------------   --------------   -------------   ------------   -----------
Balance, December 31, 1999              $     1,000     $    (5,460 )  $  30,000,000   $ (8,282,464 )   $  7,546,554   $ (3,590,000)

    Distributions to limited partners
       ($0.80 per limited partner unit)          --              --               --     (2,400,000 )             --             --
    Net income                                   --              --               --             --          673,138             --
                                        ------------   -------------   -------------- --------------   --------------  -------------

Balance, December 31, 2000                    1,000          (5,460 )     30,000,000    (10,682,464 )      8,219,692     (3,590,000)

    Distributions to limited partners
       ($0.80 per limited partner unit)          --              --               --     (2,400,000 )             --             --
    Net income                                   --              --               --             --          969,196             --
                                        ------------   -------------   -------------- --------------   --------------  -------------

Balance, December 31, 2001                    1,000          (5,460 )     30,000,000    (13,082,464 )      9,188,888     (3,590,000)

    Distributions to limited partners
       ($0.80 per limited partner unit)          --              --               --     (2,400,000 )             --             --
    Net income                                   --              --               --             --        1,726,112             --
                                        ------------   -------------   -------------- --------------   --------------  -------------

Balance, December 31, 2002              $     1,000     $    (5,460 )  $  30,000,000  $ (15,482,464 )  $  10,915,000   $ (3,590,000)
                                        ============   =============   ============== ==============   ==============  =============








     Total
--------------

    $25,669,630


     (2,400,000 )
        673,138
  --------------

     23,942,768


     (2,400,000 )
        969,196
  --------------

     22,511,964


     (2,400,000 )
      1,726,112
  --------------

    $21,838,076
  ==============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                      Year Ended December 31,
                                                                            2002               2001                2000
                                                                       ---------------    ----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents:
      Cash Flows from Operating Activities:

      Net income                                                       $    1,726,112          $  969,196          $  673,138
                                                                       ---------------    ----------------    ----------------
      Adjustments to reconcile net income to net cash provided
         by operating activities:
             Depreciation                                                     330,474             342,690             391,244
             Amortization                                                       4,212               4,212               4,212
             Provision for write-down of assets                               456,000             505,491             918,692
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                                 42,015             382,447             (15,970 )
             Gain on sale of assets                                          (285,677 )          (310,979 )           (17,447 )
             Decrease (increase) in receivables                               (36,626 )            26,719              13,632
             Decrease (increase) in due from related parties                   18,799             (14,396 )              (954 )
             Amortization of investment in direct financing
                leases                                                         14,085              35,649              35,011
             Decrease (increase) in accrued rental income                     (46,289 )          (118,167 )            18,396
             Decrease (increase) in other assets                               (6,516 )            12,039             (14,241 )
             Increase (decrease) in accounts payable and real
                estate taxes payable                                            7,977             (17,688 )           (62,522 )
             Increase (decrease) in due to related parties                     15,018              (2,237 )            (9,778 )
             Increase (decrease) in rents paid in advance
                and deposits                                                   23,560             (27,053 )           (83,710 )
             Decrease in deferred rental income                                (3,480 )            (3,480 )            (3,481 )
                                                                       ---------------    ----------------    ----------------
                   Total adjustments                                          533,552             815,247           1,173,084
                                                                       ---------------    ----------------    ----------------

Net Cash Provided by Operating Activities                                   2,259,664           1,784,443           1,846,222
                                                                       ---------------    ----------------    ----------------

      Cash Flows from Investing Activities:
         Additions to real estate properties with operating
             leases                                                        (1,364,194 )        (1,216,598 )        (1,630,164 )
         Proceeds from sale of real estate properties                       3,499,595           3,272,711           1,136,991
         Investment in joint ventures                                      (2,136,538 )        (2,066,846 )               (12 )
         (Increase) decrease in restricted cash                               297,288            (297,288 )                --
                                                                       ---------------    ----------------    ----------------

                Net cash provided by (used in) investing
                  activities                                                  296,151            (308,021 )          (493,185 )
                                                                       ---------------    ----------------    ----------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                                 (2,400,000 )        (2,400,000 )        (2,400,000 )
                                                                       ---------------    ----------------    ----------------
                Net cash used in financing activities                      (2,400,000 )        (2,400,000 )        (2,400,000 )
                                                                       ---------------    ----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                          155,815            (923,578 )        (1,046,963 )

Cash and Cash Equivalents at Beginning of Year                                673,924           1,597,502           2,644,465
                                                                       ---------------    ----------------    ----------------

Cash and Cash Equivalents at End of Year                                  $   829,739         $   673,924        $  1,597,502
                                                                       ===============    ================    ================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                      Year Ended December 31,
                                                                            2002               2001                2000
                                                                       ---------------    ----------------    ----------------
Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

      Distributions declared and unpaid at December 31                 $      600,000         $  600,000          $  600,000
                                                                       ===============    ================    ================


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         Real Estate and Lease Accounting - The Partnership records the real estate property acquisitions at cost. The properties are leased to third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2002, 2001 and 2000, the tenants paid directly to real estate taxing authorities $312,800, $321,200, and $302,500, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

                  Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's investment in the leases. For property leases classified as direct financing leases, the building portions of the majority of property leases are accounted for as direct financing leases while the land portions of these leases are accounted for as operating leases.

                  Operating method - Real estate property leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


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

         Leases are generally for 15 to 20 years and provide for minimum and contingent rentals. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions of the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is recorded to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership accounts for its interests in CNL Kingston Joint Venture; CNL Mansfield Joint Venture; Ocean Shores Joint Venture; CNL VII & XVII Lincoln Joint Venture; and Katy Joint Venture; and the properties in Corpus Christi, Texas; Akron, Ohio; Fayetteville, North Carolina; Zephyrhills, Florida; Waldorf, Maryland; and Kenosha, Wisconsin, for which each property is held as tenants-in-common, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

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

         Reclassification - Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on partner's capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases:
         --------------------------------------------

         Real estate properties with operating leases consisted of the following at December 31:

                                                                     2002                   2001
                                                              -------------------    -------------------
                 Land                                              $   7,131,340          $   6,675,235
                 Buildings                                             9,647,810              8,631,497
                                                              -------------------    -------------------
                                                                      16,779,150             15,306,732
                 Less accumulated depreciation                        (1,757,097 )           (1,442,717 )
                                                              -------------------    -------------------
                                                                  $   15,022,053          $  13,864,015
                                                              ===================    ===================

         During 1999, the Partnership recorded a provision for write-down of assets of $24,693 relating to the property in Inglewood, California. The tenant of this Property filed for bankruptcy in October 1998, and during 1999, rejected the lease relating to this Property. During 2000, the Partnership increased the provision by $477,971 to $502,664. The provisions represented the difference between the carrying value of the Property, at December 31, 1999 and 2000 and its estimated fair value. At June 30, 2001, the Partnership increased the provision by $39,575 to $542,239. The adjusted provision represented the difference between the carrying value of the property at June 30, 2001 and the net sales proceeds anticipated to be received from the sale of the property. In September 2001, the Partnership sold this property to a third party and received net sales proceeds of approximately $298,300. Due to the fact that during second quarter, the Partnership had recorded a provision for write-down of this property, no additional gain or loss was recognized in September 2001 relating to the sale of the property.

         In addition, during 2000, the Partnership recorded a provision for write-down of assets of $35,127 relating to the property located in Houston, Texas because the tenant rejected the lease and ceased making rental payments. The tenant of this Boston Market Property filed for bankruptcy in 1998. The provision represented the difference between the carrying value of the property and its estimated fair value. In January 2001, the Partnership sold this property to a third party and received net sales proceeds of approximately $782,700, resulting in a gain of $4,284.

         In 2000, the Partnership recorded a provision for write-down of assets in the amount of $193,464, for its Property in Kentwood, Michigan. The tenant of this Property defaulted under the terms of its lease and ceased restaurant operations. The provision represented the difference between the carrying value of the Property at December 31, 2000 and its estimated fair value. In June 2001, the Partnership sold this property, received net sales proceeds of approximately $681,200 and recorded a loss of $38,877.

         In September 2001, the Partnership also sold its property in El Dorado, California to a third party and received net sales proceeds of approximately $1,510,500 resulting in a gain of $345,572. In December 2001, the Partnership reinvested approximately $1,216,600 of the net sales proceeds in a Property in Austin, Texas. The Partnership acquired this Property from 2001-A, LP, an affiliate of the general partners.

         In June 2002, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the properties in Mesquite, Nevada and Knoxville, Tennessee, in a Taco Cabana property located in Houston, Texas, at an approximate cost of approximately $1,364,200 from CNL Funding 2001-A, LP, an affiliate of the general partners.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases - Continued:
         --------------------------------------------------------

         In 2002, the Partnership recorded provisions for write-down of assets in the amount of $456,000 relating to the Properties in Harvey and Chicago Ridge, Illinois. In December 2002, AmeriKing Corporation, the parent company of National Restaurant Enterprises, Inc., the tenant of these Properties, filed for bankruptcy protection. The provision represented the difference between the carrying value of the Properties and their estimated fair value at December 31, 2002.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                     2003                              $  1,754,318
                     2004                                 1,786,254
                     2005                                 1,800,314
                     2006                                 1,821,153
                     2007                                 1,847,337
                     Thereafter                          14,537,648
                                                   -----------------

                                                       $ 23,547,024
                                                   =================

3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                           2002             2001
                                                       -------------    --------------
                   Minimum lease payments
                        receivable                      $   720,639      $  1,733,118
                   Estimated residual values                113,894           271,355
                   Less unearned income                    (424,413 )      (1,016,044 )
                                                       -------------
                                                                        --------------
                   Net investment in direct
                        financing leases                $   410,120       $   988,429
                                                       =============    ==============

         During 2001, the Partnership established a provision for write-down of assets of $111,042 for its property in Mesquite, Nevada due to the fact that the on October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection and rejected the lease relating to this property. The provision represented the difference between the carrying value of the net investment in the direct financing lease and its estimated fair value at December 31, 2001. The Partnership reclassified the rejected lease from direct financing leases to real estate properties with operating leases. No losses on the termination of direct financing leases were recorded.

         During 2002, one of the Partnership's leases was amended. As a result, the Partnership reclassified the building portion of the property which was classified as a direct financing lease to real estate properties with operating leases. No loss on the reclassification of the direct financing lease was recorded.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


3.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2002:

                     2003                                $   53,666
                     2004                                    53,666
                     2005                                    53,666
                     2006                                    53,666
                     2007                                    53,666
                     Thereafter                             452,309
                                                   -----------------

                                                         $  720,639
                                                   =================

4.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has interests of 21%, 60.06% and 30.94% in the profits and losses of CNL Mansfield Joint Venture, CNL Kingston Joint Venture and Ocean Shores Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         The Partnership owns properties in Fayetteville, North Carolina; Corpus Christi, Texas; Akron, Ohio; and Zephyrhills, Florida, as tenants-in-common with affiliates of the general partners. As of December 31, 2002, the Partnership owned interests in these properties of 19.56%, 27.42%, 36.91% and 24%, respectively.

         In April 2001, the Partnership entered into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners, to hold one restaurant property. The joint venture acquired this property from CNL BB Corp., an affiliate of the general partners. The Partnership contributed approximately $1,496,700 to the joint venture to acquire the restaurant property. As of December 31, 2002, the Partnership owns an 86% interest in the profits and losses of the joint venture.

         In July 2001, the Partnership invested in a property in Waldorf, Maryland as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund IX, Ltd., each of which are Florida limited partnerships and affiliates of the general partners. As of December 31, 2002, the Partnership contributed approximately $570,100 for a 25% interest in the property.

         In June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the property in Mesquite, Nevada, in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund IX, Ltd., a Florida limited partnership and an affiliate of the general partners. The joint venture acquired a property in Katy, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners. The Partnership and CNL Income Fund IX, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of December 31, 2002, the Partnership had contributed approximately $416,700 for a 40% interest in this joint venture.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In August 2002, the Partnership reinvested the net sales proceeds from the sale of the Property in Wilmette, Illinois in a Property in Kenosha, Wisconsin as tenants-in-common with CNL Income Fund VIII, Ltd. ("CNL VIII"), a Florida limited partnership and an affiliate of the general partners, at an approximate cost of $1,883,000. The Partnership and CNL VIII entered into an agreement whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of December 31, 2002, the Partnership contributed approximately $1,694,700 for a 90% interest in this property.

         In August 2002, Mansfield Joint Venture, in which the Partnership owns a 21% interest, sold the property in Mansfield, Texas to the tenant and received net sales proceeds of approximately $1,011,500 resulting in a gain of approximately $269,800. The joint venture used the proceeds from the sale of the property and additional contributions from the Partnership and CNL Income Fund VII, Ltd., who are the general partners of the joint venture, of approximately $17,000 and $63,900, respectively, to acquire a property in Arlington, Texas from CNL Net Lease Investors, L.P., at an approximate cost of $1,089,900. CNL Income Fund VII, Ltd. and CNL Net Lease Investors, L.P. are affiliates of the general partners. The financial results for the property in Mansfield, Texas are reflected as Discontinued Operations in the condensed financial information presented below.

         CNL Mansfield Joint Venture, CNL Kingston Joint Venture, Ocean Shores Joint Venture, CNL VII & XVII Lincoln Joint Venture, Katy Joint Venture and the Partnership and affiliates, as tenants-in-common in six separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants.

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                                 December 31,
                                                                            2002              2001
                                                                       ---------------   ---------------
                  Real estate properties with operating leases, net      $ 12,026,820       $ 8,220,336
                  Real estate held for sale                                        --           745,619
                  Cash                                                         37,123           107,183
                  Receivables, less allowance for doubtful
                      accounts                                                  6,468             2,119
                  Accrued rental income                                       237,749           165,314
                  Other assets                                                    267             1,252
                  Liabilities                                                  20,858            54,184
                  Partners' capital                                        12,287,569         9,187,639



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

                                                           2002               2001                 2000
                                                       -------------     ----------------     ---------------
          Rental revenues                               $ 1,482,473          $   533,554          $  611,339
          Expenses                                         (263,462  )          (292,591  )          (99,787  )
          Provision for write-down of assets                     --             (980,739  )               --
                                                       -------------     ----------------     ---------------

               Income (loss) from continuing
                   operations                             1,219,011             (739,776  )          511,552
                                                       -------------     ----------------     ---------------

          Discontinued operations:
               Income from discontinued
                   operations                                55,954               71,660              71,814
               Gain on disposal of assets                   269,791                   --                  --
                                                       -------------     ----------------     ---------------
                                                            325,745               71,660              71,814
                                                       -------------     ----------------     ---------------

          Net Income (Loss)                             $ 1,544,756          $  (668,116  )       $  583,366
                                                       =============     ================     ===============

         The Partnership recognized income totaling $543,978 and $176,088 for the years ended December 31, 2002 and 2000, and a loss totaling $136,021 for the year ended December 31, 2001, from these joint ventures and the properties held as tenants-in-common with affiliates.

5.       Discontinued Operations:
         -----------------------

         In October 2001, Phoenix Restaurant Group, Inc. and its subsidiaries, a tenant of the Partnership, filed for bankruptcy protection and rejected the lease relating to the property in Mesquite, Nevada. In March 2002, the Partnership sold the property to a third party and received net sales proceeds of approximately $771,800. The Partnership had recorded provisions for write-down of assets of $465,915 and $28,644 during the years 2001 and 2000, respectively. No gain or loss was recognized in 2002 relating to the sale.

         In May and June 2002, the Partnership sold its properties in Knoxville, Tennessee and Wilmette, Illinois to third parties and received total net sales proceeds of approximately $2,727,800 resulting in a total gain of approximately $285,700.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


5.       Discontinued Operations - Continued:
         -----------------------------------

         The   financial   results  for  these   properties   are  reflected  as
         Discontinued Operations in the accompanying financial statements. The operating results of discontinued operations are as follows:

                                                                      Year Ended December 31,
                                                              2002              2001              2000
                                                          --------------    -------------     -------------
        Rental revenues                                        $ 128,903        $ 271,352         $ 339,725
        Other income                                                  --               --             1,771
        Expenses                                                 (23,425 )       (107,803 )         (46,138 )
        Provision for write-down of assets                            --         (465,915 )         (28,644 )
        Gain on disposal of assets                               285,677               --                --
                                                          --------------    -------------     -------------

        Income (loss) from discontinued operations             $ 391,155        $(302,366 )       $ 266,714
                                                          ==============    =============     =============


6.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, distributions of net cash flow, as defined in the limited partnership agreement of the Partnership, were made 95 percent to the limited partners and five percent to the general partners; provided, however, that for any particular year, the five percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners in that year of an eight percent noncumulative, noncompounded return on their aggregate invested capital contributions (the "Limited Partners" 8% Return").

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


6.       Allocations and Distributions - Continued:
         -----------------------------------------

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

         During each of the years ended December 31, 2002, 2001, and 2000, the Partnership declared distributions to the limited partners of $2,400,000. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                       2002            2001            2000
                                                                  ---------------  --------------  --------------
          Net income for financial reporting purposes                $ 1,726,112      $  969,196      $  673,138

          Effect of timing differences relating to
             depreciation                                                 60,987          37,122          50,099

          Effect of timing differences relating to amortization               --            (848 )        (5,087 )

          Direct financing leases recorded as operating
             leases for tax reporting purposes                            14,085          35,649          35,010


          Effect of timing differences relating to equity in
             earnings of unconsolidated joint ventures                   (88,917 )       426,474            (747 )

          Deduction of transaction costs for tax reporting
             purposes                                                         --              --         (84,765 )

          Accrued rental income                                          (37,857 )      (105,700 )      (162,072 )

          Rents paid in advance                                           23,560         (14,806 )       (11,437 )

          Deferred rental income                                         (11,912 )       (15,948 )       (12,239 )

          Effect of timing differences relating to allowance
             for  doubtful accounts                                     (286,567 )        31,981         206,448

          Effect of timing differences relating to gains on
             real estate property sales                                 (618,059 )      (725,184 )      (327,494 )

          Provision for write-down of assets                             456,000         505,491       1,107,919
                                                                  ---------------  --------------  --------------

          Net income for federal income tax purposes                 $ 1,237,432     $ 1,143,427     $ 1,468,773
                                                                  ===============  ==============  ==============

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services pursuant to a management agreement with the partnership. In connection therewith, the Partnership agreed to pay certain Advisor management fees of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. Any portion of the Management fee not paid is deferred without interest. The Partnership incurred management fees of $24,452, $21,315, and $22,591, for the years ended December 31, 2002, 2001, and 2000, respectively.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 8% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

         During 2001, the Partnership and CNL Income Fund VII, Ltd. through a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, acquired a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a total cost of $1,740,374. CNL Income Fund VII, Ltd. is an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the property.

         In December 2001, the Partnership acquired a property located in Austin, Texas from CNL Funding 2001-A, LP, for approximately $1,216,600. CNL Funding 2001-A, LP is an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property.

         During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and rejected one of the two leases it had with the Partnership. The other lease was held with an affiliate of the general partners, as tenants-in-common. The Partnership owns a 27% interest in the tenancy in common. In May 2002, the bankruptcy court assigned this lease, relating to the property in Corpus Christi, Texas to RAI, LLC, an affiliate of the general partners. All other lease terms remained the same. In connection with this lease, the tenancy in common recognized rental revenues of approximately $127,800 during the year ended December 31, 2002. The Partnership recognized its pro-rata share of this amount in equity in earnings of joint ventures in the accompanying financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Related Party Transactions - Continued:
         --------------------------------------

         In June 2002, the Partnership acquired a property in Houston, Texas, from CNL Funding 2001-A, LP, for approximately $1,364,200. In addition, in June 2002, Katy Joint Venture acquired a property in Katy, Texas from CNL Funding 2001-A, LP. CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the Joint Venture. The purchase price paid by the Partnership and the Joint Venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

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

         During the years ended December 31, 2002, 2001, and 2000, the Advisor and its affiliates provided accounting and administrative services. The Partnership incurred $149,801, $189,320, and $77,769, for the years ended December 31, 2002, 2001, and 2000, respectively, for such services.

         The amount due related parties at December 31, 2002 and 2001 totaled $26,600 and $11,582, respectively.

9.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                                 2002               2001              2000
                                                             --------------    ---------------    -------------
         Golden Corral Corporation                               $ 598,592          $ 555,303        $ 438,299
         National Restaurant Enterprises, Inc.                     424,696            424,696          424,696
         RTM Indianapolis and RTM Southwest
              Texas, Inc.                                          262,169            264,878              N/A
         Jack in the Box Inc. (formerly
              known as Foodmaker, Inc.) and
              Jack in the Box Eastern Division, L.P.                   N/A            324,397          349,491

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


9.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                            2002               2001                2000
                                                       ---------------    ---------------     ---------------
          Golden Corral Family Steakhouse
               Restaurants                                  $ 598,592         $  555,303          $  438,299
          Burger King                                         463,478            472,109             498,959
          Arby's                                              279,905            282,266             282,551
          Jack in the Box                                         N/A            324,397             349,491

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants, and the chain did not represent more than ten percent of the Partnership's total rental revenues.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001:

                     2002 Quarter                    First         Second        Third         Fourth           Year
         --------------------------------------    -----------    ----------   ----------     ----------    -------------
         Continuing Operations (1):
              Revenues                              $ 442,010      $445,408     $484,197       $441,572       $1,813,187
              Equity in earnings of joint
                  ventures                             76,861       163,822      172,098        131,197          543,978
              Income from continuing
                  operations (2)                      373,876       466,460      524,045        (29,424  )     1,334,957

         Discontinued Operations (1)
              Revenues                                 67,838        61,065           --             --          128,903
              Income from discontinued
                  operations                           52,727       338,428           --             --          391,155

         Net income (loss)                            426,603       804,888      524,045        (29,424  )     1,726,112

         Net income per limited partner unit:
              Continuing Operations                   $  0.12        $ 0.16      $  0.17          $  --         $   0.45
              Discontinued Operations                    0.02          0.11           --             --             0.13
                                                   -----------    ----------   ----------     ----------    -------------
              Total                                   $  0.14        $ 0.27      $  0.17          $  --         $   0.58
                                                   ===========    ==========   ==========     ==========    =============

           2001 Quarter                              First         Second        Third         Fourth           Year
         --------------------------------------    -----------    ----------   ----------     ----------    -------------

         Continuing Operations (1):
              Revenues                              $ 473,385      $441,692     $427,398       $451,318       $1,793,793
              Equity in earnings (loss) of
                  joint ventures                       23,148        22,512     (247,938  )      66,257         (136,021  )
              Income from continuing                  242,970       219,017      435,944        373,631        1,271,562
                  operations

         Discontinued Operations (1):
              Revenues                                 68,539        76,155       99,826         26,832          271,352
              Income (loss) from discontinued
                  operations                           57,562       (20,267  )  (121,198  )    (218,463  )      (302,366  )

         Net income                                   300,532       198,750      314,746        155,168          969,196

         Net income (loss) per limited partner unit:
             Continuing Operations:                   $  0.08       $  0.08      $  0.14        $  0.12          $  0.42
             Discontinued Operations                     0.02         (0.01  )     (0.04  )       (0.07  )         (0.10  )
                                                   -----------    ----------   ----------     ----------    -------------
                                                      $  0.10       $  0.07      $  0.10        $  0.05          $  0.32
                                                   ===========    ==========   ==========     ==========    =============

         (1) Certain items in the quarterly financial data have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on total net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations for all periods presented. The results

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Selected Quarterly Financial Data - Continued:
         ---------------------------------------------

                  operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

         (2) In December 2002, the Partnership recorded provisions for write-down of assets in the amount of $456,000 relating to the Properties in Harvey and Chicago Ridge, Illinois, as a result of AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc., the tenant of these Properties, filing for bankruptcy protection. The provision represented the difference between the carrying value of the Properties and their estimated fair value.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership does not have any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
---------------------------------      --------------------------------------      ------------------------------
Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting    and
operating expenses                     the  lower  of  cost  or  90%  of the       admin-istrative     services:
                                       prevailing  rate at which  comparable       $149,801
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of  the  sum  of  gross       $24,452
affiliates                             revenues   (excluding   noncash   and
                                       lease accounting adjustments) from
                                       Properties wholly owned by the
                                       Partnership plus the Partnership's
                                       allocable share of gross revenues of
                                       joint ventures in which the Partnership
                                       is a co-venturer. The management fee,
                                       which will not exceed competitive fees
                                       for comparable services in the same
                                       geographic area, may or may not be taken,
                                       in whole or in part as to any year, in
                                       the sole discretion of the affiliates.
                                       All of any portion of the management fee
                                       not taken as to any fiscal year shall be
                                       deferred without interest and may be
                                       taken in such other fiscal year as the
                                       affiliates shall determine.





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
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




                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
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


During 2001, the Partnership and CNL Income Fund VII, Ltd. through a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, acquired a Golden Corral Property from CNL BB Corp., an affiliate of the General Partners, for a total cost of $1,740,374. CNL Income Fund VII, Ltd. is a Florida limited partnership and an affiliate of the General Partners. CNL BB Corp. had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the Property.

In December 2001, the Partnership acquired a Property located in Austin, Texas from CNL Funding 2001-A, LP, for approximately $1,216,600. CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property.

During 2001, PRG filed for bankruptcy and rejected one of the two leases it had with the Partnership. The other lease was held with an affiliate of the General Partners, as tenants-in-common. The Partnership owns a 27% interest in the tenancy in common. In May 2002, the bankruptcy court assigned this lease, relating to the property in Corpus Christi, Texas to RAI, LLC, an affiliate of the General Partners. All other lease terms remained the same. In connection with this lease, the tenancy in common recognized rental revenues of approximately $127,800 during the year ended December 31, 2002. The Partnership recognized its pro-rata share of this amount in equity in earnings of joint ventures in the accompanying financial statements.

In June 2002, the Partnership acquired a Property in Houston, Texas, from CNL Funding 2001-A, LP, for approximately $1,364,200. In addition, in June 2002, Katy Joint Venture acquired a Property in Katy, Texas from CNL Funding 2001-A, LP. CNL Funding 2001-A, LP is an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and the joint venture. The purchase price paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties.

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


Item 14.  Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate General Partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the year ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the year ended December 31, 2002, 2001 and 2000

                  Statements of Cash Flows for the year ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

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

                  99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 2002 through December 31, 2002.

         (c)      Not applicable.

         (d)      Other Financial Information.

                  The Partnership is required to file audited financial information of one of its tenants (Golden Corral Corporation) as a result of this tenant leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 2002. Golden Corral Corporation is a privately-held company, and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.

         **previously filed

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2003.

                                             CNL INCOME FUND XVII, LTD.

                                             By:CNL REALTY CORPORATION
                                                General Partner

                                                /s/ Robert A. Bourne
                                                ---------------------------
                                                ROBERT A. BOURNE, President


                                             By:ROBERT A. BOURNE
                                                General Partner

                                                /s/ Robert A. Bourne
                                                ---------------------------
                                                ROBERT A. BOURNE


                                             By:JAMES M. SENEFF, JR.
                                                General Partner

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

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 25, 2003
------------------------------------     (Principal   Financial  and  Accounting
Robert A. Bourne                         Officer)


/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 25, 2003
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVII, Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003


/s/ James M. Seneff, Jr.
---------------------------
 James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVII, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003


/s/ Robert A. Bourne
---------------------------
Robert A. Bourne
President and Treasurer

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2001, and 2000


                                                      Additions                           Deductions
                                          ----------------------------------      ----------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to          Deemed           mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    ------------      ------------  ------------
  2000        Allowance for
                  doubtful
                  accounts (a)        $  48,138       $   35,807        $  249,776 (b)    $  3,966 (c)      $ 27,434     $ 302,321
                                  ==============  ===============  ================    ============      ============  ============

  2001        Allowance for
                  doubtful
                  accounts (a)        $ 302,321       $   24,589        $  209,629 (b)   $ 249,972 (c)        $   --     $ 286,567
                                  ==============  ===============  ================    ============      ============  ============

  2002        Allowance for
                  doubtful
                  accounts (a)        $ 286,567          $    --           $    --       $(286,567 )(c)       $   --        $   --
                                  ==============  ===============  ================    ============      ============  ============


        (a)    Deducted from receivables and accrued rental income.

        (b)    Reduction of rental, earned and other income.

        (c)    Amounts written off as uncollectible.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002

                                                                           Costs Capitalized
                                                                           Subsequent to
                                                   Initial Cost            Acquisition
                                        ------------------------  ------------------
                           Encum-                    Buildings andImprove-   Carrying
                           brances         Land       Improvements ments     Costs
                                        -----------  ----------------------  -------
Properties the Partnership
  has Invested in Under
  Under Operating Leases:

    Arby's Restaurants:
      Muncie, Indiana (m)     -           $242,759     $564,223          -        -
      Schertz, Texas          -            348,245      470,577          -        -
      Plainfield, Indiana     -            296,025      557,809          -        -

    Burger King Restaurants:
      Harvey, Illinois (n)    -            489,341      734,010          -
      Chicago Ridge, Illinois -o)          771,965            -    699,556        -
      Lyons, Illinois         -            887,767            -    597,381        -

    Denny's Restaurants:
      Pensacola, Florida      -            305,509      670,990          -        -

    Fazoli's Restaurant:
      Warner Robins, Georgia  -            300,482            -    421,898        -

    Golden Corral Family
      Steakhouse Restaurants:
          Orange Park, Florida-            711,838    1,162,406          -        -
          Aiken, South Carolin- (g)        508,790            -    862,571        -
          Weatherford, Texas (-)           345,926            -    691,222        -

    Jack in the Box Restaurants:
      Dinuba, California      -            324,970            -    509,982        -
      LaPorte, Texas          -            355,929            -    560,485        -

    Taco Cabana Restaurants:
      Austin, Texas           -            523,988      692,611          -        -
      Houston, Texas (p)      -            700,105      664,089          -        -

    Wendy's Old Fashioned
      Hamburgers Restaurants:
          Livingston, Tennesse-            261,701            -          -        -
                                        -----------  -----------  ---------  -------

                                        $7,375,340   $5,516,715   $4,343,095      -
                                        ===========  ===========  =========  =======



Property in Which the Partner-
    ship has a 19.56% Interest
    as Tenants-in-Common and
    has Invested in Under an
    Operating Lease:

        Boston Market Restaurant:
            Fayetteville, Nort- Carolina  $377,800     $587,700          -        -
                                        ===========  ===========  =========  =======

Property in Which the Partner-
    ship has a 27.42% Interest
    as Tenants-in-Common and
    has Invested in Under an
    Operating Lease:

        Black-eyed Pea Restaurant:
            Corpus Christi, Te-as (f) (h) $715,052     $726,004          -        -
                                        ===========  ===========  =========  =======

Property in Which the Partner-
    ship has a 36.91% Interest
    as Tenants-in-Common and
    has Invested in Under an
    Operating Lease:

      Burger King Restaurant:
          Akron, Ohio (f)     -           $355,594     $517,030          -        -
                                        ===========  ===========  =========  =======


Property of Joint Venture in
    Which the Partnership has
    a 21% Interest and
    has Invested in Under an
    Operating Lease:

        Jack in the Box Restaurant:
            Arlington, Texas (-)          $409,795     $680,085          -        -
                                        ===========  ===========  =========  =======

Property of Joint Venture in
    Which the Partnership has
    a 60.06% Interest and
    has Invested in Under an
    Operating Lease:

        Taco Bell Restaurant:
            Kingston, Tennesse-           $189,452     $328,444          -        -
                                        ===========  ===========  =========  =======

Property of Joint Venture in
    Which the Partnership has
    a 30.94% Interest and
    has Invested in Under an
    Operating Lease:

      Burger KinghRestaurantaurant:
            Ocean Shores, WA (-)          $351,015     $789,560          -        -
                                        ===========  ===========  =========  =======

Property in which the Partnership
      has a 24% Interest as
    Tenants-in-Common and
    has invested in Under an
    Operating Lease:

        Arby's Restaurant:
            Zephyrhills, FL   -           $260,146     $441,434          -        -
                                        ===========  ===========  =========  =======

Property of Joint Venture in
    Which the Partnership has
    a 86% Interest and
    has Invested in Under an
    Operating Lease:

       Golden Corral Restaurant:
            Lincoln, Nebraska -           $485,390   $1,254,984     $9,431        -
                                        ===========  ===========  =========  =======

Property in which the Partnership
      has a 25% Interest as
    Tenants-in-Common and
    has invested in Under an
    Operating Lease:

        Bennigan's Restaurant:
            Waldorf, Maryland -           $968,984   $1,311,515          -        -
                                        ===========  ===========  =========  =======

Property of Joint Venture in
    Which the Partnership has
    a 40% Interest and
    has Invested in Under an
    Operating Lease:

      Taco Cabana Restaurants:
        Katy,iTexas,(k)braska -           $623,066     $418,676          -        -
                                        ===========  ===========  =========  =======

Property in which the Partnership
      has a 90% Interest as
    Tenants-in-Common and
    has invested in Under an
    Operating Lease:

        Texas Roadhouse Restaurant:
       Kenosha,dWisconsinland -           $645,886   $1,237,163          -        -
                                        ===========  ===========  =========  =======

Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

      Wendy's Old Fashioned
      Hamburgers Restaurant:
          Livingston, Tennesse-                  -            -   $455,575        -
                                        ===========  ===========  =========  =======










                                                                       Life on Which
              Net Cost Basis at Which                                  Depreciation in
              Carried at Close of Period (b)       Date                Latest Income
-------------------------------------
              Buildings and            Accumulated of Con-  Date       Statement is
   Land       Improvements   Total     DepreciationstructioAcquired      Computed
------------  -----------------------  ----------  ----------------    ------------





   $242,759     $564,223    $806,982     $14,513   1995     03/96          (m)
    348,245      470,577     818,822     102,474   1996     06/96          (c)
    296,025      557,809     853,834     115,026   1996     10/96          (c)


    403,341      634,010   1,037,351     166,537   1996     03/96          (c)
    613,965      587,556   1,201,521     154,392   1996     03/96          (c)
    887,767      597,381   1,485,148     112,489   1997     11/96          (c)


    305,509      670,990     976,499     143,221   1996     08/96          (c)


    300,482      421,898     722,380      86,614   1996     08/96          (c)



    711,838    1,162,406   1,874,244     264,408   1996     03/96          (c)
    508,790      862,571   1,371,361     188,488   1996     04/96          (c)
    345,926      691,222   1,037,148     145,859   1996     03/96          (c)


    324,970      509,982     834,952     107,923   1996     05/96          (c)
    355,929      560,485     916,414     117,230   1996     07/96          (c)


    523,988      692,611   1,216,599      25,011   1990     12/01          (c)
    700,105      664,089   1,364,194      12,912   1990     06/02          (c)



    261,701           (d)    261,701          (e)  1996     06/96          (e)
------------  -----------  ----------  ----------

 $7,131,340   $9,647,810   $16,779,150 $1,757,097
============  ===========  ==========  ==========










   $377,800     $587,700    $965,500    $122,308   1996     10/96          (c)
============  ===========  ==========  ==========








   $584,525     $614,141   $1,198,666   $138,650   1992     01/97          (c)
============  ===========  ==========  ==========








   $355,594     $517,030    $872,624    $102,158   1970     01/97          (c)
============  ===========  ==========  ==========









   $409,795     $680,085   $1,089,880    $10,075   1995     9/02           (c)
============  ===========  ==========  ==========








   $189,452     $328,444    $517,896     $55,715   1997     09/97          (c)
============  ===========  ==========  ==========








   $120,916     $281,310    $402,226     $24,923   1998     01/99          (c)
============  ===========  ==========  ==========








   $260,146     $441,434    $701,580     $58,161   1990     01/99          (c)
============  ===========  ==========  ==========








   $485,390   $1,264,415   $1,749,805    $73,758   2000     04/01          (c)
============  ===========  ==========  ==========








   $968,984   $1,311,515   $2,280,499    $65,575   2001     07/01          (c)
============  ===========  ==========  ==========








   $623,066     $418,676   $1,041,742     $8,141   1994     06/02          (c)
============  ===========  ==========  ==========








   $645,886   $1,237,163   $1,883,049    $17,183   2002     08/02          (c)
============  ===========  ==========  ==========







          -           (d)         (d)         (e)  1996     06/96          (e)
============


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 1999, 2000, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Properties the Partnership has Invested
              in Under Operating Leases:

                 Balance, December 31, 1999                                 $ 17,658,534        $  1,194,416
                 Acquisitions                                                  1,695,927                  --
                 Dispositions                                                 (1,470,189 )           (69,579 )
                 Provision for write-down of assets                             (565,070 )                --
                 Depreciation expense                                                 --             347,336
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                   17,319,202           1,472,173
                 Acquisitions                                                  1,216,598                  --
                 Dispositions                                                 (3,189,492 )          (321,421 )
                 Provision for write-down of assets                              (39,575 )                --
                 Depreciation expense                                                 --             291,966
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                   15,306,733           1,442,718
                 Acquisitions (p)                                              1,364,194                  --
                 Reclassification from direct financing lease (m)                564,223                  --
                 Provision for write-down of assets (n) (o)                     (456,000 )                --
                 Depreciation expense                                                 --             314,379
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                              $    16,779,150        $  1,757,097
                                                                         ================   =================

            Property in Which the Partnership has a 19.56% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                  $   965,500         $    63,538
                 Depreciation expense                                                 --              19,590
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      965,500              83,128
                 Depreciation expense                                                 --              19,590
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                      965,500             102,718
                 Depreciation expense                                                 --              19,590
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                  $   965,500         $   122,308
                                                                         ================   =================



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002

                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ------------------
            Property in Which the Partnership has a 27.42% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                  $  1,441,056          $   70,848
                 Depreciation expense                                                  --              24,201
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                     1,441,056              95,049
                 Provision for write-down of assets (h)                          (242,390 )                --
                 Depreciation expense                                                  --              19,770
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                     1,198,666             114,819
                 Depreciation expense                                                  --              23,831
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                  $  1,198,666     $       138,650
                                                                          ================    ================

            Property in Which the Partnership has a 36.91% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                   $   872,624          $   50,456
                 Depreciation expense                                                  --              17,234
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                       872,624              67,690
                 Depreciation expense                                                  --              17,234
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                       872,624              84,924
                 Depreciation expense                                                  --              17,234
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                   $   872,624     $       102,158
                                                                          ================    ================

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ----------------
            Property of Joint Venture in Which the Partnership has a 21%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 2001 (j)                              $         --         $        --
                 Acquisition (l)                                                1,089,880                  --
                 Depreciation expense                                                  --              10,075
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                               $     1,089,880         $    10,075
                                                                          ================    ================

            Property of Joint Venture in which the Partnership has a 60.06%
              Interest and has Invested in under an Operating Lease:

                 Balance, December 31, 1999                                   $   517,896         $    22,868
                 Depreciation expense                                                  --              10,949
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                       517,896              33,817
                 Depreciation expense                                                  --              10,949
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                       517,896              44,766
                 Depreciation expense                                                  --              10,949
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                   $   517,896         $    55,715
                                                                          ================    ================

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ----------------
            Property of Joint Venture in which the Partnership has a 30.94%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                   $   351,015            $     --
                 Depreciation expense (e)                                              --                  --
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                       351,015                  --
                 Reclassification from direct financing lease                     789,560                  --
                 Provision for write-down of assets                              (738,349 )                --
                 Depreciation expense                                                  --              15,122
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                       402,226              15,122
                 Depreciation expense                                                  --               9,801
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                   $   402,226          $   24,923
                                                                          ================    ================

            Property in which the Partnership has a 24% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                   $   701,580         $    13,532
                 Depreciation expense                                                  --              15,201
                                                                          ----------------    ----------------

                 Balance, December 31, 2000                                       701,580              28,733
                 Depreciation expense                                                  --              14,714
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                       701,580              43,447
                 Depreciation expense                                                  --              14,714
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                   $   701,580         $    58,161
                                                                          ================    ================


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ----------------
            Property of Joint Venture in which the Partnership has a 86%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 2000                                      $     --            $     --
                 Acquisition                                                    1,740,374                  --
                 Depreciation expense                                                  --              31,375
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                     1,740,374              31,375
                Capitalization of additional construction costs                     9,431                  --
                 Depreciation expense                                                  --              42,383
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                  $  1,749,805     $        73,758
                                                                          ================    ================

            Property in which the Partnership has a 25% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 2000                                      $     --            $     --
                 Acquisitions                                                   2,280,499                  --
                 Depreciation expense                                                  --              21,858
                                                                          ----------------    ----------------

                 Balance, December 31, 2001                                  $  2,280,499         $    21,858
                 Depreciation expense                                                  --              43,717
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                  $  2,280,499         $    65,575
                                                                          ================    ================

            Property of Joint Venture in Which the Partnership has a
               40% Interest and has Invested in Under an
              Operating Lease:

                 Balance, December 31, 2001                                      $     --            $     --
                 Acquisitions (k)                                               1,041,742                  --
                 Depreciation expense                                                  --               8,141
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                  $  1,041,742          $    8,141
                                                                          ================    ================


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002

                                                                                                Accumulated
                                                                               Cost            Depreciation
                                                                          ----------------    ----------------
            Property in which the Partnership has a 90% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 2001                                      $     --            $     --
                 Acquisitions                                                   1,883,049                  --
                 Depreciation expense                                                  --              17,183
                                                                          ----------------    ----------------

                 Balance, December 31, 2002                                  $  1,883,049         $    17,183
                                                                             ============         ===========

(b) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and the joint venture for federal income tax purposes was $17,341,796 and $13,396,933, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(h) The undepreciated cost of the Property in Corpus Christi, Texas, in which the Partnership owns an interest, as tenants-in-common with an affiliate of the General Partners, was written down to its estimated fair value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $242,390 at December 31, 2001. The provision represented the difference between the Property's carrying value and its estimated fair value at December 31, 2001. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

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

(j) In August 2002, Mansfield Joint Venture sold the property in Mansfield, Texas. As a result, the joint venture reclassified the assets relating to this property from real estate with operating leases to real estate held for sale.

(k) During 2002, Katy Joint Venture, in which the Partnership owns a 40% interest, purchased a real estate property from CNL 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,041,700.

(l) During 2002, Mansfield Joint Venture, in which the Partnership owns a 21% interest, purchased a real estate property from CNL Net Lease Investors, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,089,900.

(m) Effective April 2002, the lease for this property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value, and will be depreciated over its remaining estimated life of approximately 26 years.

(n) The undepreciated cost of the Property in Harvey, Illinois, was written down to it estimated fair value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $186,000 at December 31, 2002. The provision represented the difference between the Property's carrying value and the estimated fair value at December 31, 2002. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2002, including the provision for write-down of assets.

(o) The undepreciated cost of the Property in Chicago, Illinois, was written down to its estimated fair value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $270,000 at December 31, 2002. The provision represented the difference between the Property's carrying value and the estimated fair value at December 31, 2002. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2002, including the provision for write-down of assets.

(p) During 2002, the Partnership purchased a real estate property from CNL 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $ 1,364,200.

                                  EXHIBIT INDEX


Exhibit Number

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

                99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

**previously filed

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2