Form 10-Q
period 2003-03-31
CNL INCOME FUND XVII LTD
filed 2003-05-13
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                       March 31, 2003
                                          --------------------------------------

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


                           CNL Income Fund XVII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                         59-3295393
------------------------------------        ------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


450 South Orange Avenue
Orlando, Florida                                          32801
-----------------------------------------   ------------------------------------
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
                                            ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                    CONTENTS





Part I                                                                Page

   Item 1. Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-6

   Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   7-9

   Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                           9

   Item 4. Controls and Procedures                                      9

Part II

   Other Information                                                    10-12

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,             December 31,
                                                                               2003                    2002
                                                                         ------------------     -------------------

                               ASSETS

   Real estate properties with operating leases, net                         $  14,941,434           $  15,022,053
   Net investment in direct financing leases                                       407,625                 410,120
   Investment in joint ventures                                                  5,716,427               5,749,285
   Cash and cash equivalents                                                       717,408                 829,739
   Receivables, less allowance for doubtful accounts
       of $36,474 in 2003                                                           31,271                  37,006
   Accrued rental income                                                           511,003                 502,962
   Other assets                                                                      5,538                  12,370
                                                                         ------------------     -------------------

                                                                             $  22,330,706           $  22,563,535
                                                                         ==================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                      $     22,166             $     3,494
   Real estate taxes payable                                                        12,387                  13,457
   Distributions payable                                                           600,000                 600,000
   Due to related parties                                                           14,510                  26,600
   Rents paid in advance                                                            30,000                  31,910
   Deferred rental income                                                           49,128                  49,998
                                                                         ------------------     -------------------
       Total liabilities                                                           728,191                 725,459

   Partners' capital                                                            21,602,515              21,838,076
                                                                         ------------------     -------------------
                                                                             $  22,330,706           $  22,563,535
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                2003                2002
                                                                           ----------------     --------------

  Revenues:
      Rental income from operating leases                                      $   394,934         $  411,903
      Earned income from direct financing leases                                    10,922             24,571
      Interest and other income                                                        305             16,784
                                                                           ----------------     --------------
                                                                                   406,161            453,258
                                                                           ----------------     --------------

  Expenses:
      General operating and administrative                                          56,623             63,892
      Property expenses                                                              3,513              5,204
      Management fees to related parties                                             3,702              6,056
      State and other taxes                                                         25,246              8,109
      Depreciation and amortization                                                 81,672             72,982
                                                                           ----------------     --------------
                                                                                   170,756            156,243
                                                                           ----------------     --------------

  Income Before Equity in Earnings of Joint Ventures                               235,405            297,015

  Equity in Earnings of Joint Ventures                                             129,034             76,861
                                                                           ----------------     --------------
  Income from Continuing Operations                                                364,439            373,876
                                                                           ----------------     --------------

  Discontinued Operations:
      Income from discontinued operations                                               --             52,727
                                                                           ----------------     --------------
  Net Income                                                                   $   364,439         $  426,603
                                                                           ================     ==============

  Income Per Limited Partner Unit
      Continuing operations                                                     $     0.12          $    0.12
      Discontinued operations                                                           --               0.02
                                                                           ----------------     --------------

  Total                                                                         $     0.12          $    0.14
                                                                           ================     ==============
  Weighted Average Number of Limited Partner
      Units Outstanding                                                          3,000,000          3,000,000
                                                                           ================     ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Quarter Ended            Year Ended
                                                                            March 31,             December 31,
                                                                               2003                   2002
                                                                        -------------------     ------------------

General partners:
    Beginning balance                                                         $     (4,460 )         $     (4,460 )
    Net income                                                                          --                     --
                                                                        -------------------     ------------------
                                                                                    (4,460 )               (4,460 )
                                                                        -------------------     ------------------

Limited partners:
    Beginning balance                                                           21,842,536             22,516,424
    Net income                                                                     364,439              1,726,112
    Distributions ($0.20 and $0.80 per limited partner
       unit, respectively)                                                        (600,000 )           (2,400,000 )
                                                                        -------------------     ------------------
                                                                                21,606,975             21,842,536
                                                                        -------------------     ------------------
Total partners' capital                                                     $   21,602,515          $  21,838,076
                                                                        ===================     ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                 2003               2002
                                                                            ---------------     --------------

  Increase (Decrease) in Cash and Cash Equivalents

      Net Cash Provided by Operating Activities                                 $  487,669         $  561,269
                                                                            ---------------     --------------
      Cash Flows from Investing Activities:
         Proceeds from sale of real estate properties                                   --            771,800
         Increase in restricted cash                                                    --           (474,512 )
                                                                            ---------------     --------------
                Net cash provided by investing activities                               --            297,288
                                                                            ---------------     --------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                                        (600,000 )         (600,000 )
                                                                            ---------------     --------------
                Net cash used in financing activities                             (600,000 )         (600,000 )
                                                                            ---------------     --------------

  Net Increase (Decrease) in Cash and Cash Equivalents                            (112,331 )          258,557

  Cash and Cash Equivalents at Beginning of Quarter                                829,739            673,924
                                                                            ---------------     --------------
  Cash and Cash Equivalents at End of Quarter                                   $  717,408         $  932,481
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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVII, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Concentration of Credit Risk:

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the quarters ended March 31:

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


3.       Concentration of Credit Risk - Continued:

                                                                                 2003                2002
                                                                            ---------------     ---------------

             Golden Corral Corporation                                          $  149,700           $ 149,356
             Carrols Corporation and Texas Taco Cabana, LP                          82,784                 N/A
             RTM Indianapolis and RTM Southwest Texas, Inc.                         65,950              66,029
             National Restaurant Enterprises, Inc.                                     N/A             106,174

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the quarters ended March 31:

                                                                                 2003               2002
                                                                            ---------------     --------------

             Golden Corral Family Steakhouse Restaurants                        $  149,700          $ 149,356
             Taco Cabana                                                            74,806                N/A
             Arby's                                                                 70,451             70,441
             Burger King                                                               N/A            115,436

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants, and the chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the Partnership's properties have some geographical diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The Partnership owned 16 and 17 Properties directly as of March 31, 2003 and 2002, respectively. The Partnership owned eleven and nine Properties indirectly through joint venture or tenancy in common arrangements as of March 31, 2003 and 2002, respectively.

Capital Resources

         Cash from operating activities was $487,669 and $561,269 for the quarters ended March 31, 2003 and 2002, respectively. The decrease in cash from operating activities for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2003, was a result of changes in the Partnership's working capital and changes in income and expenses.

         Cash and cash equivalents of the Partnership decreased to $717,408 at March 31, 2003, from $829,739 at December 31, 2002. The funds remaining at March 31, 2003, will be used to pay distributions and other liabilities of the Partnership.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the Partnership's operations.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $600,000 for each of the quarters ended March 31, 2003 and 2002. This represents distributions for each applicable quarter of $0.20 per unit. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $728,191 at March 31, 2003, from $725,459 at December 31, 2002. Total liabilities at March 31, 2003, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' contributions or loans.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $405,856 for the quarter ended March 31, 2003 as compared to $436,474 in the same period in 2002. In December 2002, AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc. which is the tenant of the Properties in Harvey, Lyons and Chicago Ridge, Illinois, filed for bankruptcy protection. The tenant has continued paying rent for each of these Properties; however, during the quarter ended March 31, 2003, the Partnership granted a one-time rent reduction of approximately $24,800 to the tenant of these Properties. While the tenant has neither rejected nor affirmed the leases, there can be no assurance that they will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Property in a timely manner.

         During the quarters ended March 31, 2003 and 2002, the Partnership earned $129,034 and $76,861, respectively, attributable to net income earned by joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 2003, as compared to the same period in 2002, was primarily attributable to the Partnership investing during 2002 the majority of the net proceeds from the sales of the Properties in Mesquite, Nevada and Wilmette, Illinois in Katy Joint Venture and a tenancy in common arrangement for a Property in Kenosha, Wisconsin, with affiliates of the general partners and Florida limited partnerships.

         During the quarters ended March 31, 2003 and 2002, Ocean Shores Joint Venture, in which the Partnership owns an approximate 31% interest, did not record rental revenues because the tenant of the Property owned by this joint venture experienced financial difficulties and vacated the Property in April 2001. In March 2003, the joint venture executed a termination of the tenant's lease rights, and the tenant surrendered the premises. The joint venture is currently seeking a replacement tenant. The lost revenues resulting from the vacant Property will continue to have an adverse effect on the equity in earnings of joint ventures until the joint venture re-leases the Property.

         During the quarter ended March 31, 2003, three lessees of the Partnership, Golden Corral Corporation, Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control) (hereinafter referred as "Carrols Corporation."), and RTM Indianapolis, Inc. and RTM, and Southwest Texas, Inc. (which are affiliated entities under common control) (hereinafter referred as "RTM, Inc."), each contributed more than ten percent of the Partnership's total rental revenues (including rental revenues from the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with separate affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental revenues. In addition, three restaurant chains, Golden Corral, Taco Cabana, and Arby's, each accounted for more than ten percent of the Partnership's total rental revenues during the quarter ended March 31, 2003 (including rental revenues from the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with separate affiliates of the general partners as tenants-in-common). It is anticipated that each of these three restaurant chains will continue to contribute more than ten percent of the Partnership's rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will a material adverse affect on the Partnership's cash flow and results of operations if the Partnership is not able to re-lease or sell the Properties in a timely manner.

         During the quarters ended March 31, 2003 and 2002, the Partnership also earned $305 and $16,784, respectively, in interest and other income. During the quarter ended March 31 2002, interest and other income were higher as compared to the same period in 2003 due to the Partnership recognizing as income the collection of unreimbursed property expenses of approximately $11,200, which were written-off in previous years.

         Operating expenses, including depreciation and amortization expense, were $170,756 and $156,243 for the quarters ended March 31, 2003 and 2002, respectively. The increase in operating expenses during 2003 was partially due to an increase in depreciation expense as a result of a Property acquisition and the reclassification of the lease relating to the Property in Muncie, Indiana from direct financing leases to operating leases due to an amendment to the lease. The increase in operating expenses during the quarter ended March 31, 2003 was also partially due to an increase in the amount of state tax expense relating to several states in which the Partnership conducts business. The increase in operating expenses during the quarter ended March 31, 2003, was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         During the year ended December 31, 2002, the Partnership identified and sold three Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less property expenses) of $52,727 during the quarter ended March 31, 2002 relating to these Properties. The Partnership sold the Property in Mesquite, Nevada in March 2002, and the Properties in Knoxville, Tennessee and Wilmette, Illinois, after the first quarter of 2002. Because the Partnership recorded provisions for write-down of assets for the Property on Mesquite, Nevada in previous years, no gain or loss was recognized in March 2002 relating to this sale.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

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

          **10.7 Form of Unconditional Guarantee of Payment and Perfor mance (Filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

          **10.8     Form of Lease Agreement for Existing  Restaurant (File d as
                     Exhibit 10.8 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

          **10.9 Form of Lease Agreement for Restaurant to be Constructed (Fil ed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

          **10.10 Formof Premises Lease for Golden Corral Restaurant (File d as Exhibit 10.10 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

          **10.11 Formof Agreement between CNL Income Fund XVII, Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the Distribution Reinvestment Plans (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

          **10.12 Formof Cotenancy Agreement with Unaffiliated Entity (Filed as Exhibit 10.12 to Amendment No. One to the Registrant's
                     Registration   Statement  on  Form  S-11,   No.   33-90998,
                     incorporated herein by reference.)

          **10.13 Formof Cotenancy Agreement with Affiliated Entity (Filed as Exhibit 10.13 to Amendment No. One to the Registrant's
                     Registration   Statement  on  Form  S-11,   No.   33-90998,
                     incorporated herein by reference.)

          **10.14 Formof Registered Investor Advisor Agreement (Filed as Exh ibit 10.14 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

          **10.15 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

            99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

            99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.) ** previously filed.

          **  previously filed.

       (b)           Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2003.


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

Date:  May 9, 2003


/s/ James M. Seneff, Jr.
 James M. Seneff, Jr.
Chief Executive Officer

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


Date: May 9, 2003


/s/ Robert A. Bourne
--------------------
Robert A. Bourne
President and Treasurer

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

              **10.2     Assignment of Management  Agreement  from CNL Fund Advi
                         sors,  Inc.  to CNL  APF  Partners,  LP.  (Included  as
                         Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference.)

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

              **10.10 Formof Premises Lease for Golden Corral Restaurant (Filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

              **10.11 Formof Agreement between CNL Income Fund XVII, Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the Distribution Reinvestment Plans (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

              **10.12 Formof Cotenancy Agreement with Unaffiliated Entity (Filed as Exhibit 10.12 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

              **10.13 Formof Cotenancy Agreement with Affiliated Entity (Filed as Exhibit 10.13 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

              **10.14    Formof Registered  Investor Advisor Agreement (Filed as
                         Exhibit 10.14 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

              **10.15 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

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

              **  previously filed.

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2