Form 10-Q
period 2003-06-30
CNL INCOME FUND XVII LTD
filed 2003-08-13
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to _____________________


                             Commission file number
                                     0-22485
                     ---------------------------------------


                           CNL Income Fund XVII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Florida                                               59-3295393
-------------------------------------             ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)


    450 South Orange Avenue
    Orlando, Florida                                            32801
-------------------------------------             ------------------------------
 (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                     (407) 540-2000
                                                  ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                                     CONTENTS





Part I                                                                  Page

   Item 1. Financial Statements:                                        ----

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-7

   Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8-11

   Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                            11

   Item 4. Controls and Procedures                                       11

Part II

   Other Information                                                     12-14

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             June 30,              December 31,
                                                                               2003                    2002
                                                                         ------------------     -------------------


                              ASSETS

   Real estate properties with operating leases, net                         $  14,733,368           $  15,022,053
   Net investment in direct financing leases                                       405,064                 410,120
   Investment in joint ventures                                                  5,694,132               5,749,285
   Cash and cash equivalents                                                       717,036                 829,739
   Receivables, less allowance for doubtful accounts
       of $35,101 in 2003                                                            6,493                  37,006
   Accrued rental income                                                           441,399                 502,962
   Other assets                                                                      9,922                  12,370
                                                                         ------------------     -------------------
                                                                             $  22,007,414           $  22,563,535
                                                                         ==================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                       $     8,700             $     3,494
   Real estate taxes payable                                                        44,056                  13,457
   Distributions payable                                                           600,000                 600,000
   Due to related parties                                                           13,538                  26,600
   Rents paid in advance                                                            31,910                  31,910
   Deferred rental income                                                           48,234                  49,998
                                                                         ------------------     -------------------
       Total liabilities                                                           746,438                 725,459

   Partners' capital                                                            21,260,976              21,838,076
                                                                         ------------------     -------------------
                                                                             $  22,007,414           $  22,563,535
                                                                         ==================     ===================

            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME



                                                                      Quarter Ended                 Six Months Ended
                                                                         June 30,                       June 30,
                                                                  2003             2002            2003           2002
                                                              -------------    --------------  -------------  -------------

Revenues:
    Rental income from operating leases                          $ 461,653         $ 414,911      $ 856,587      $ 826,814
    Earned income from direct financing leases                      10,854            24,424         21,776         48,995
    Interest and other income                                          807             6,073          1,112         22,857
                                                              -------------    --------------  -------------  -------------
                                                                   473,314           445,408        879,475        898,666
                                                              -------------    --------------  -------------  -------------
Expenses:
    General operating and administrative                            41,321            52,543         97,944        116,434
    Property related                                                   897             7,866          4,410         13,071
    Management fees to related parties                               7,994             6,249         11,696         12,305
    State and other taxes                                               --             1,149         25,246          9,258
    Depreciation and amortization                                   80,560            74,963        162,232        147,945
    Provision for write-down of assets                             213,000                --        213,000             --
                                                              -------------    --------------  -------------  -------------
                                                                   343,772           142,770        514,528        299,013
                                                              -------------    --------------  -------------  -------------

Income Before Equity in Earnings of Joint Ventures                 129,542           302,638        364,947        599,653

Equity in Earnings of Joint Ventures                               128,919           163,823        257,953        240,684
                                                              -------------    --------------  -------------  -------------

Income from Continuing Operations                                  258,461           466,461        622,900        840,337
                                                              -------------    --------------  -------------  -------------
Discontinued Operations:
    Income from discontinued operations                                 --            52,751             --        105,478
    Gain on disposal of discontinued operations                         --           285,677             --        285,677
                                                              -------------    --------------  -------------  -------------
                                                                        --           338,428             --        391,155
                                                              -------------    --------------  -------------  -------------

Net Income                                                       $ 258,461         $ 804,889      $ 622,900     $1,231,492
                                                              =============    ==============  =============  =============
Income Per Limited Partner Unit
    Continuing operations                                         $   0.09          $   0.16       $   0.21       $   0.28
    Discontinued operations                                             --              0.11             --           0.13
                                                              -------------    --------------  -------------  -------------
                                                                  $   0.09          $   0.27       $   0.21       $   0.41
                                                              =============    ==============  =============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                            3,000,000         3,000,000      3,000,000      3,000,000
                                                              =============    ==============  =============  =============

            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                        Six Months Ended           Year Ended
                                                                            June 30,              December 31,
                                                                              2003                    2002
                                                                      ---------------------     ------------------


General partners:
    Beginning balance                                                        $      (4,460 )         $     (4,460 )
    Net income                                                                          --                     --
                                                                      ---------------------     ------------------
                                                                                    (4,460 )               (4,460 )
                                                                      ---------------------     ------------------
Limited partners:
    Beginning balance                                                           21,842,536             22,516,424
    Net income                                                                     622,900              1,726,112
    Distributions ($0.40 and $0.80 per limited partner
       unit, respectively)                                                      (1,200,000 )           (2,400,000 )
                                                                      ---------------------     ------------------
                                                                                21,265,436             21,842,536
                                                                      ---------------------     ------------------
Total partners' capital                                                    $    21,260,976          $  21,838,076
                                                                      =====================     ==================

            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 2003               2002
                                                                            ---------------     --------------

  Increase (Decrease) in Cash and Cash Equivalents

      Net Cash Provided by Operating Activities                                $ 1,087,297        $ 1,145,942
                                                                            ---------------     --------------
      Cash Flows from Investing Activities:
         Proceeds from sale of real estate properties                                   --          3,499,595
         Additions to real estate properties with operating leases                      --         (1,364,194 )
         Investment in joint ventures                                                   --           (424,807 )
         Increase in restricted cash                                                    --         (1,381,420 )
                                                                            ---------------     --------------
                Net cash provided by investing activities                               --            329,174
                                                                            ---------------     --------------
      Cash Flows from Financing Activities:
         Distributions to limited partners                                      (1,200,000 )       (1,200,000 )
                                                                            ---------------     --------------
                Net cash used in financing activities                           (1,200,000 )       (1,200,000 )
                                                                            ---------------     --------------

  Net Increase (Decrease) in Cash and Cash Equivalents                            (112,703 )          275,116

  Cash and Cash Equivalents at Beginning of Period                                 829,739            673,924
                                                                            ---------------     --------------
  Cash and Cash Equivalents at End of Period                                    $  717,036         $  949,040
                                                                            ===============     ==============
  Supplemental Schedule of Non-Cash Financing
      Activities:

         Distributions declared and unpaid at end of
            Period                                                              $  600,000         $  600,000
                                                                            ===============     ==============

            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.   Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVII, Ltd. (the "Partnership") for the year ended December 31, 2002.

     In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.   Reclassification:

     Certain  items  in  the  prior  year's   financial   statements  have  been
     reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.   Real Estate Properties with Operating Leases:

     During the quarter and six months ended June 30, 2003, the Partnership recorded a provision for write-down of assets of $213,000 relating to the property in Warner Robins, Georgia. The provision represented the difference between the carrying value of the property and its estimated fair value. The tenant of this property experienced financial difficulties, and in July 2003, the tenant surrendered the premises.

4.   Investment in Joint Ventures:

     In May 2003, Ocean Shores Joint Venture, in which the Partnership owns a 30.94% interest, entered into an agreement, with a third party, to sell its property in Ocean Shores, Washington. As a result, the joint venture reclassified the asset from real estate property with an operating lease to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In addition, the joint venture stopped recording depreciation once the property was identified for sale. The joint venture had recorded a provision for write-down of assets in a previous year relating to this property.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


4.   Investment in Joint Ventures - Continued:

     The financial results relating to the property in Ocean Shores, Washington and a property sold in August 2002 by Mansfield Joint Venture, in which the Partnership owns a 21% interest, are classified as Discontinued Operations in the combined condensed financial information presented below.

     As of June 30, 2003, CNL Mansfield Joint Venture, CNL Kingston Joint Venture, Ocean Shores Joint Venture, CNL VII & XVII Lincoln Joint Venture, Katy Joint Venture and the Partnership and affiliates, as tenants-in-common in six separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants.

     The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                            June 30,           December 31,
                                                                              2003                 2002
                                                                        -----------------     ----------------

           Real estate properties with operating leases, net               $  11,526,529         $ 11,649,517
           Real estate held for sale                                             374,035              377,303
           Cash                                                                   43,380               37,123
           Receivables, less allowance for doubtful
               accounts                                                              518                6,735
           Accrued rental income                                                 279,865              237,749
           Liabilities                                                            29,022               20,858
           Partners' capital                                                  12,195,305           12,287,569


                                                         Quarter Ended June 30,          Six Months Ended June 30,
                                                         2003              2002           2003           2002
                                                     -------------     -------------  -------------  --------------

          Rental revenues                               $ 356,590         $ 552,886      $ 709,641       $ 798,135
          Expenses                                        (60,456 )         (52,306 )     (124,021 )      (103,495 )
                                                     -------------     -------------  -------------  --------------
          Income from continuing operations               296,134           500,580        585,620         694,640
                                                     -------------     -------------  -------------  --------------
          Discontinued operations:
              Income (loss) from discontinued
                 operations                                (9,067 )          15,286        (11,718 )        21,425
                                                     -------------     -------------  -------------  --------------
          Net income                                    $ 287,067         $ 515,866      $ 573,902       $ 716,065
                                                     =============     =============  =============  ==============


     The Partnership recognized income of $257,953 and $240,684 during the six months ended June 30, 2003 and 2002, respectively, of which $128,919 and $163,823 were earned during the quarters ended June 30, 2003 and 2002, respectively, from these joint ventures and tenants-in-common arrangements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


5.   Concentration of Credit Risk:

     The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the six months ended June 30:

                                                                                 2003                2002
                                                                            ---------------     ---------------

             Golden Corral Corporation                                          $  299,401          $  299,192
             Carrols Corporation and Texas Taco Cabana, LP                         166,852                 N/A
             National Restaurant Enterprises, Inc.                                 152,473             212,348
             RTM Indianapolis and RTM Southwest Texas, Inc.                        131,901             132,007

     In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the six months ended June 30:


                                                                                 2003               2002
                                                                            ---------------     --------------

             Golden Corral Family Steakhouse Restaurants                        $  299,401          $ 299,192
             Burger King                                                           169,713            230,871
             Taco Cabana                                                           149,612                N/A
             Arby's                                                                140,931            140,861

     The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants, and the chain did not represent more than ten percent of the Partnership's total rental revenues.

     Although the Partnership's properties have some geographical diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The Partnership owned 16 Properties directly as of June 30, 2003 and 2002. The Partnership owned eleven and ten Properties indirectly through joint venture or tenancy in common arrangements as of June 30, 2003 and 2002, respectively.

Capital Resources

        Cash from operating activities was $1,087,297 and $1,145,942 for the six months ended June 30, 2003 and 2002, respectively. Cash and cash equivalents of the Partnership were $717,036 at June 30, 2003, as compared to $829,739 at December 31, 2002. At June 30, 2003, these funds were held in demand deposit accounts at commercial banks. The funds remaining at June 30, 2003, will be used to pay distributions and other liabilities of the Partnership.

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

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,200,000 for each of the six months ended June 30, 2003 and 2002 ($600,000 for each of the quarters ended June 30, 2003 and 2002). This represents distributions for each applicable six months of $0.40 per unit ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2003 and 2002. No amounts distributed to the limited partners for the six months ended June 30, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

        Total liabilities of the Partnership, including distributions payable, were $746,438 at June 30, 2003, as compared to $725,459 at December 31, 2002. Total liabilities at June 30, 2003, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' contributions or loans.

Long Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        Total rental revenues were $878,363 for the six months ended June 30, 2003 as compared to $875,809 in the same period in 2002, of which $472,507 and $439,335 were earned during the second quarter of 2003 and 2002, respectively. The increase in rental revenues during the six months ended June 30, 2003, as compared to the same period in 2002, was primarily due to the acquisition of a Property in Houston, Texas in June 2002 with the majority of the net sales proceeds received from the 2002 sales of the Properties in Mesquite, Nevada and Knoxville, Tennessee.

        The increase in rental revenues during the six months ended June 30, 2003, as compared to the same period in 2002, was partially offset due to the fact that AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc., which is the tenant of the Properties in Harvey, Lyons and Chicago Ridge, Illinois, experienced financial difficulties and filed for bankruptcy protection in December 2002. The tenant has continued paying rent for each of these Properties; however, during the six months ended June 30, 2003, the Partnership granted a rent reduction of approximately $24,800 to the tenant of these Properties, and a second temporary rent reduction of approximately $49,600 for the period September through December 2003. While the tenant has neither rejected nor affirmed the leases, there can be no assurance that they will not be rejected in the future. The lost revenues that would result if the tenant rejects these leases will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Properties in a timely manner.

        In July 2003, Pasta Concepts, LLC surrendered the premises relating to the Property in Warner Robins, Georgia because the tenant had been experienced financial difficulties, and therefore, the Partnership stopped recording rental revenues. The lost revenues resulting from the vacant Property will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Property in a timely manner. The Partnership is seeking a replacement tenant.

        During the six months ended June 30, 2003 and 2002, the Partnership earned $257,953 and $240,684, respectively, attributable to net income earned by joint ventures, of which $128,919 and $163,823 were earned during the second quarter of 2003 and 2002, respectively. The increase in net income earned by joint ventures during the six months ended June 30, 2003, as compared to the same period in 2002, was primarily due to the Partnership investing during 2002 the majority of the net proceeds from the sales of the Properties in Mesquite, Nevada and Wilmette, Illinois in Katy Joint Venture and a tenancy in common arrangement for a Property in Kenosha, Wisconsin, with affiliates of the general partners and Florida limited partnerships.

        During the quarter and six months ended June 30, 2002, net income earned by joint ventures was favorably impacted by the collection of $309,700 in past due rents. Phoenix Restaurant Group, Inc., the former tenant of the Property in Corpus Christi in which the Partnership owns an approximate 27% interest, ceased paying rent and filed for bankruptcy in 2001. During April 2002, the bankruptcy court assigned the lease to a new tenant, an affiliate of the general partners, and as a result, the tenancy in common collected the past due rents from the new tenant. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases.

        Ocean Shores Joint Venture, in which the Partnership owns an approximate 31% interest, has not recorded rental revenues since 2001 due to the fact that the tenant of the Property owned by this joint venture experienced financial difficulties and vacated the Property in April 2001. In March 2003, the joint venture executed a termination of the tenant's lease rights, and the tenant surrendered the premises. In May 2003, the joint venture entered into an agreement with a third party to sell the Property. Based on the sales agreement, no impairment has been deemed necessary because the Partnership had written-down the Property to its estimated fair value in a previous year. As of August 7, 2003, the sale had not occurred. The lost revenues resulting from the vacant Property will continue to have an adverse effect on the equity in earnings of joint ventures until the joint venture sells this Property and reinvests the proceeds in another Property.

        During the six months ended June 30, 2003, four lessees of the Partnership, Golden Corral Corporation, Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control) (hereinafter referred as "Carrols Corporation."), National Restaurant Enterprises, Inc. and RTM Indianapolis, Inc. and RTM Southwest Texas, Inc. (which are affiliated entities under common control) (hereinafter referred as "RTM, Inc."), each contributed more than ten percent of the Partnership's total rental revenues (including rental revenues from the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with separate affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these four lessees each will continue to contribute more than ten percent of the Partnership's total rental revenues. In addition, four restaurant chains, Golden Corral, Burger King, Taco Cabana, and Arby's, each accounted for more than ten percent of the Partnership's total rental revenues during the six months ended June 30, 2003 (including rental revenues from the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with separate affiliates of the general partners as tenants-in-common). It is anticipated that each of these four restaurant chains will continue to contribute more than ten percent of the Partnership's rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will have a material adverse affect on the Partnership's results of operations if the Partnership is not able to re-lease or sell the Properties in a timely manner.

        During the six months ended June 30, 2003 and 2002, the Partnership also earned $1,112 and $22,857, respectively, in interest and other income, of which $807 and $6,073 were earned during the second quarter of 2003 and 2002, respectively. During the six months ended June 30, 2002, interest and other income were higher as compared to the same period in 2003 due to the Partnership recognizing as other income the collection of unreimbursed property expenses of approximately $11,200, which were written-off in previous years.

        Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $514,528 and $299,013 for the six months ended June 30, 2003 and 2002, respectively, of which $343,772 and $142,770 were incurred during the second quarter of 2003 and 2002, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2003 was primarily due to the fact that during the quarter and six months ended June 30, 2003, the Partnership recorded a provision for write-down of assets of $213,000 relating to the Property in Warner Robins, Georgia. The provision represented the difference between the carrying value of the Property and its estimated fair value. The tenant of this Property experienced financial difficulties, and in July 2003, the tenant surrendered the premises.

        The increase in operating expenses during the six months ended June 30, 2003 was also partially due to an increase in depreciation expense as a result of a Property acquisition in 2002, and the reclassification of the lease relating to the Property in Muncie, Indiana from direct financing leases to operating leases due to an amendment to the lease. The increase in operating expenses was also partially due to an increase in state tax expense relating to several states in which the Partnership conducts business. The increase in operating expenses during the quarter and six months ended June 30, 2003 was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties during 2003.

        During the year ended December 31, 2002, the Partnership identified and sold three Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less property expenses) of $52,751 and $105,478 during the quarter and six months ended June 30, 2002, respectively, relating to these Properties. The Partnership sold the Property in Mesquite, Nevada in March 2002. Because the Partnership recorded provisions for write-down of assets for this Property in previous years, no gain or loss was recognized in March 2002 relating to this sale. In May and June 2002, the Partnership sold its Properties in Knoxville, Tennessee and Wilmette, Illinois resulting in a total gain of approximately $285,700.

        During the quarter ended June 30, 2003, Ocean Shores Joint Venture, in which the Partnership owns an approximate 31% interest, entered into an agreement to sell its Property in Ocean Shores, Washington, as described above. The financial results relating to the Property in Ocean Shores, Washington and a Property sold in August 2002 by Mansfield Joint Venture, in which the Partnership owns a 21% interest, were classified as Discontinued Operations in the combined, condensed financial information reported in the footnotes to the accompanying financial statements for the joint ventures and the tenancies in common with affiliates. The Partnership's pro-rata share of these amounts is included in equity in earnings of joint ventures in the accompanying financial statements.

        In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.


ITEM 4. CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

     **  previously filed.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 2003.


                                    CNL INCOME FUND XVII, LTD.

                                    By: CNL REALTY CORPORATION
                                        General Partner


                                            By:   /s/ James M. Seneff, Jr.
                                                  ------------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                            By:   /s/ Robert A. Bourne
                                                  ------------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

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

                    31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

              ** previously filed.

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2