Form 10-Q
period 2003-09-30
CNL INCOME FUND XVII LTD
filed 2003-11-14
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2003
   --------------------------------------------------------------------------

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


                           CNL Income Fund XVII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-3295393
--------------------------------              --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
--------------------------------              --------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
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

                                    CONTENTS





Part I                                                             Page
                                                                   ----

   Item 1. Financial Statements:

                  Condensed Balance Sheets                          1

                  Condensed Statements of Income                    2

                  Condensed Statements of Partners' Capital         3

                  Condensed Statements of Cash Flows                4

                  Notes to Condensed Financial Statements           5-8

   Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations               9-12

   Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                       12

   Item 4. Controls and Procedures                                  12

Part II

   Other Information                                                13-15

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           September 30,           December 31,
                                                                               2003                    2002
                                                                         ------------------     -------------------
                               ASSETS

   Real estate properties with operating leases, net                         $  14,652,591           $  15,022,053
   Net investment in direct financing leases                                       402,431                 410,120
   Investment in joint ventures                                                  5,794,302               5,749,285
   Cash and cash equivalents                                                       668,902                 829,739
   Receivables, less allowance for doubtful accounts
       of $60,093 in 2003                                                           36,017                  37,006
   Accrued rental income                                                           444,129                 502,962
   Other assets                                                                     17,802                  12,370
                                                                         ------------------     -------------------

                                                                             $  22,016,174           $  22,563,535
                                                                         ==================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                      $    114,785             $     3,494
   Real estate taxes payable                                                         5,667                  13,457
   Distributions payable                                                           600,000                 600,000
   Due to related parties                                                           13,317                  26,600
   Rents paid in advance                                                            25,096                  31,910
   Deferred rental income                                                           47,368                  49,998
                                                                         ------------------     -------------------
       Total liabilities                                                           806,233                 725,459

   Partners' capital                                                            21,209,941              21,838,076
                                                                         ------------------     -------------------

                                                                             $  22,016,174           $  22,563,535
                                                                         ==================     ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended                 Nine Months Ended
                                                                      September 30,                   September 30,
                                                                  2003             2002            2003           2002
                                                              -------------    --------------  -------------  -------------

Revenues:
    Rental income from operating leases                          $ 413,600         $ 453,252     $1,270,187     $1,280,066
    Earned income from direct financing leases                      10,784            24,278         32,560         73,273
    Interest and other income                                           --             6,667          1,112         29,524
                                                              -------------    --------------  -------------  -------------
                                                                   424,384           484,197      1,303,859      1,382,863
                                                              -------------    --------------  -------------  -------------

Expenses:
    General operating and administrative                            41,195            43,597        139,139        160,031
    Property related                                                 3,021             4,325          7,431         17,396
    Management fees to related parties                               5,854             5,948         17,550         18,253
    State and other taxes                                               --                --         25,246          9,258
    Depreciation and amortization                                   81,832            78,380        244,064        226,325
    Provision for write-down of assets                                  --                --        213,000             --
                                                              -------------    --------------  -------------  -------------
                                                                   131,902           132,250        646,430        431,263
                                                              -------------    --------------  -------------  -------------

Income Before Equity in Earnings of Joint Ventures                 292,482           351,947        657,429        951,600

Equity in Earnings of Joint Ventures                               256,483           172,098        514,436        412,782
                                                              -------------    --------------  -------------  -------------

Income from Continuing Operations                                  548,965           524,045      1,171,865      1,364,382
                                                              -------------    --------------  -------------  -------------

Discontinued Operations:
    Income from discontinued operations                                 --                --             --        105,478
    Gain on disposal of discontinued operations                         --                --             --        285,677
                                                              -------------    --------------  -------------  -------------
                                                                        --                --             --        391,155
                                                              -------------    --------------  -------------  -------------

Net Income                                                       $ 548,965         $ 524,045     $1,171,865     $1,755,537
                                                              =============    ==============  =============  =============

Income Per Limited Partner Unit
    Continuing operations                                         $   0.18          $   0.17       $   0.39       $   0.46
    Discontinued operations                                             --                --             --           0.13
                                                              -------------    --------------  -------------  -------------

                                                                  $   0.18          $   0.17       $   0.39       $   0.59
                                                              =============    ==============  =============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                            3,000,000         3,000,000      3,000,000      3,000,000
                                                              =============    ==============  =============  =============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                       Nine Months Ended           Year Ended
                                                                         September 30,            December 31,
                                                                              2003                    2002
                                                                      ---------------------     ------------------
General partners:
    Beginning balance                                                        $      (4,460 )         $     (4,460 )
    Net income                                                                          --                     --
                                                                      ---------------------     ------------------
                                                                                    (4,460 )               (4,460 )
                                                                      ---------------------     ------------------

Limited partners:
    Beginning balance                                                           21,842,536             22,516,424
    Net income                                                                   1,171,865              1,726,112
    Distributions ($0.60 and $0.80 per limited partner
       unit, respectively)                                                      (1,800,000 )           (2,400,000 )
                                                                      ---------------------     ------------------
                                                                                21,214,401             21,842,536
                                                                      ---------------------     ------------------

Total partners' capital                                                    $    21,209,941          $  21,838,076
                                                                      =====================     ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 2003               2002
                                                                            ---------------     --------------
  Net Cash Provided by Operating Activities                                    $ 1,639,163        $ 1,716,847
                                                                            ---------------     --------------

  Cash Flows from Investing Activities:
      Proceeds from sale of assets                                                      --          3,499,595
      Additions to real estate properties with operating leases                         --         (1,364,194 )
      Investment in joint ventures                                                      --         (2,136,538 )
      Decrease in restricted cash                                                       --            297,288
                                                                            ---------------     --------------
         Net cash provided by investing activities                                      --            296,151
                                                                            ---------------     --------------

  Cash Flows from Financing Activities:
      Distributions to limited partners                                         (1,800,000 )       (1,800,000 )
                                                                            ---------------     --------------
         Net cash used in financing activities                                  (1,800,000 )       (1,800,000 )
                                                                            ---------------     --------------

  Net Increase (Decrease) in Cash and Cash Equivalents                            (160,837 )          212,998

  Cash and Cash Equivalents at Beginning of Period                                 829,739            673,924
                                                                            ---------------     --------------

  Cash and Cash Equivalents at End of Period                                    $  668,902         $  886,922
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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVII, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


3.       Real Estate Properties with Operating Leases

         During the nine months ended September 30, 2003, the Partnership recorded a provision for write-down of assets of $213,000 relating to the property in Warner Robins, Georgia. The provision represented the difference between the carrying value of the property and its estimated fair value. The tenant of this property experienced financial difficulties, and in July 2003, the tenant surrendered the premises.

4.       Investment in Joint Ventures

         In September 2003, Ocean Shores Joint Venture, in which the Partnership owned a 30.94% interest, sold its vacant property in Ocean Shores, Washington to a third party and recorded a gain on disposal of assets of approximately $413,700. The joint venture had recorded a provision for write-down of assets in a previous year relating to this property.

         The financial results relating to the property in Ocean Shores, Washington and a property sold in August 2002 by Mansfield Joint Venture, in which the Partnership owns a 21% interest, are classified as Discontinued Operations in the combined condensed financial information presented below.

         CNL Mansfield Joint Venture, CNL Kingston Joint Venture, CNL VII & XVII Lincoln Joint Venture, Katy Joint Venture and the Partnership and affiliates, as tenants-in-common in six separate tenancy-in-common arrangements, each own one property.

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                           September 30,          December 31,
                                                                                2003                  2002
                                                                          -----------------     ------------------
          Real estate properties with operating leases, net                  $  11,465,035          $  11,649,517
          Real estate held for sale                                                     --                377,303
          Cash                                                                     836,355                 37,123
          Receivables, less allowance for doubtful accounts                            518                  6,735
          Accrued rental income                                                    300,922                237,749
          Liabilities                                                               40,216                 20,858
          Partners' capital                                                     12,562,614             12,287,569


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


4.       Investment in Joint Ventures - Continued

                                                                 Quarter Ended              Nine Months Ended
                                                                 September 30,                 September 30,
                                                            2003           2002             2003            2002
                                                      --------------  -------------   --------------     -------------
          Revenues                                       $ 356,596         $  312,420     $1,066,237      $ 1,110,555
          Expenses                                         (66,645 )          (59,268 )     (190,666 )       (162,763 )
                                                      -------------     --------------  -------------   --------------
               Income from continuing operations           289,951            253,152        875,571          947,792
                                                      -------------     --------------  -------------   --------------
          Discontinued operations:
               Revenues                                         --             19,124             --           63,855
               Expenses                                     (3,905 )           (8,204 )      (15,623 )        (31,510 )
               Gain on disposal of discontinued
                 operations                                413,665            269,791        413,665          269,791
                                                      -------------     --------------  -------------   --------------
                                                           409,760            280,711        398,042          302,136
                                                      -------------     --------------  -------------   --------------

          Net income                                     $ 699,711         $  533,863     $1,273,613      $ 1,249,928
                                                      =============     ==============  =============   ==============


         The Partnership recognized income of $514,436 and $412,782 during the nine months ended September 30, 2003 and 2002, respectively, of which $256,483 and $172,098 were earned during the quarters ended September 30, 2003 and 2002, respectively, from these joint ventures and tenants-in-common arrangements.

5.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the nine months ended September 30:

                                                                                 2003                2002
                                                                            ---------------     ---------------
             Golden Corral Corporation                                          $  449,101          $  448,965
             Carrols Corporation and Texas Taco Cabana, LP                         250,920                 N/A
                  (under common control of Carrols Corp.)
             National Restaurant Enterprises, Inc.                                 246,248             318,522
             RTM Indianapolis, Inc. and RTM Southwest Texas,                       197,851             197,867
                  Inc.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


5.       Concentration of Credit Risk - Continued

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the nine months ended September 30:

                                                             2003               2002
                                                         --------------     --------------
             Golden Corral Family Steakhouse Restaurants    $  449,101          $ 448,965
             Burger King                                       272,750            346,307
             Taco Cabana                                       224,419                N/A
             Arby's                                            211,411            211,162

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

6.       Subsequent Event

         In October 2003, Ocean Shores Joint Venture was dissolved and the Partnership received approximately $243,100 as its pro-rata share of the liquidating distribution from the joint venture. No gain or loss was recognized related to the dissolution. The Partnership owned a 30.94% interest in this joint venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The Partnership owned 16 Properties directly as of September 30, 2003 and 2002. The Partnership owned ten and eleven Properties indirectly through joint venture or tenancy in common arrangements as of September 30, 2003 and 2002, respectively.

Capital Resources

         Cash from operating activities was $1,639,163 and $1,716,847 for the nine months ended September 30, 2003 and 2002, respectively.

         In September 2003, Ocean Shores Joint Venture, in which the Partnership owned a 30.94% interest, sold its Property in Ocean Shores, Washington to a third party and received net sales proceeds of $787,700, resulting in a gain to the joint venture of approximately $413,700. The joint venture had recorded provisions for write-down of assets relating to this Property in a previous year. In October 2003, the Partnership received approximately $243,100 as its pro-rata share of the liquidating distribution from the joint venture. The Partnership intends to use the liquidating distribution to pay liabilities of the Partnership, including distributions to the Limited Partners.

         Cash and cash equivalents were $668,902 and $829,739 at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, these funds were held in demand deposit accounts at commercial banks. The funds remaining at September 30, 2003 will be used toward the payment of distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,800,000 for each of the nine months ended September 30, 2003 and 2002 ($600,000 for each of the quarters ended September 30, 2003 and 2002). This represents distributions for each applicable nine months of $0.60 per unit ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2003 and 2002. No amounts distributed to the limited partners for the nine months ended September 30, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $806,233 at September 30, 2003, as compared to $725,459 at December 31, 2002. Total liabilities at September 30, 2003, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, the liquidating distribution received in October 2003 from Ocean Shores Joint Venture, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' contributions or loans.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,302,747 for the nine months ended September 30, 2003 as compared to $1,353,339 in the same period in 2002, of which $424,384 and $477,530 were earned during the third quarter of 2003 and 2002, respectively. The decrease in rental revenues during the quarter and nine months ended September 30, 2003, as compared to the same periods in 2002, was primarily due to the fact that AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc., which is the tenant of the Properties in Harvey, Lyons and Chicago Ridge, Illinois, experienced financial difficulties and filed for bankruptcy protection in December 2002. The tenant has continued paying rent for each of these Properties; however, during the nine months ended September 30, 2003, the Partnership granted a rent reduction of approximately $24,800 to the tenant of these Properties, and a second temporary rent reduction of approximately $49,600 for the period September through December 2003. While the tenant has neither rejected nor affirmed the leases, there can be no assurance that they will not be rejected in the future. The lost revenues that would result if the tenant rejects these leases will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Properties in a timely manner. In addition, rental revenues decreased during the quarter and nine months ended September 30, 2003 because the Partnership stopped recording rental revenues in July 2003, when Pasta Concepts, LLC, a tenant of the Partnership, vacated the Property in Warner Robins, Georgia and ceased making rental payments. The lost revenues resulting from the vacant Property will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Property in a timely manner. The Partnership is seeking a replacement tenant.

         The decrease in rental revenues during the nine months ended September 30, 2003, as compared to the same period in 2002, was partially offset by the acquisition of a Property in Houston, Texas in June 2002 with the majority of the net sales proceeds received from the 2002 sales of the Properties in Mesquite, Nevada and Knoxville, Tennessee.

         During the nine months ended September 30, 2003 and 2002, the Partnership earned $514,436 and $412,782 respectively, attributable to net income earned by joint ventures, of which $256,483 and $172,098 were earned during the third quarter of 2003 and 2002, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2003, as compared to the same periods in 2002, was partially due to the Partnership reinvesting the majority of the net proceeds from the sales of the Properties in Mesquite, Nevada and Wilmette, Illinois during 2002 in Katy Joint Venture and a tenancy in common arrangement for a Property in Kenosha, Wisconsin, with affiliates of the general partners. In addition, the increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2003 was also partially due to the fact that Ocean Shores Joint Venture, in which the Partnership owned a 30.94% interest, sold its vacant Property in Ocean Shores, Washington to a third party in September 2003 and recorded a gain of approximately $413,700 for which the Partnership received a liquidating distribution of approximately $243,100 in October 2003.

         The increase in net income earned by joint ventures was partially offset by the fact that during the nine months ended September 30, 2002, the Partnership and an affiliate of the general partners, as tenants-in-common, collected and recognized as revenues approximately $309,700 in past due rents. Phoenix Restaurant Group, Inc., the former tenant of the Property in Corpus Christi, Texas, in which the Partnership owns an approximate 27% interest, ceased paying rent and filed for bankruptcy in 2001. During April 2002, the bankruptcy court assigned the lease to a new tenant, an affiliate of the general partners, and as a result, the tenancy in common collected the past due rents from the new tenant. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases. In addition, in August 2002, Mansfield Joint Venture, in which the Partnership owns a 21% interest, sold the Property in Mansfield, Texas resulting in a gain of approximately $269,800. The Partnership recorded its pro-rata share of the gain as equity in earnings. The joint venture reinvested the net sales proceeds in a Property in Arlington, Texas.

         During the nine months ended September 30, 2003, four lessees of the Partnership, Golden Corral Corporation, Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control) (hereinafter referred as "Carrols Corporation"), National Restaurant Enterprises, Inc., and RTM Indianapolis, Inc. and RTM Southwest Texas, Inc. (which are affiliated entities under common control) (hereinafter referred as "RTM, Inc."), each contributed more than ten percent of the Partnership's total rental revenues (including rental revenues from the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with separate affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these four lessees each will continue to contribute more than ten percent of the Partnership's total rental revenues. In addition, four restaurant chains, Golden Corral Family Steakhouse Restaurants, Burger King, Taco Cabana, and Arby's, each accounted for more than ten percent of the Partnership's total rental revenues during the nine months ended September 30, 2003 (including rental revenues from the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with separate affiliates of the general partners as tenants-in-common). It is anticipated that each of these four restaurant chains will continue to contribute more than ten percent of the Partnership's rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will have a material adverse affect on the Partnership's results of operations if the Partnership is not able to re-lease or sell the Properties in a timely manner.

         During the nine months ended September 30, 2003 and 2002, the Partnership also earned $1,112 and $29,524, respectively, in interest and other income, of which $6,667 was earned during the third quarter of 2002. During the nine months ended September 30, 2002, interest and other income was higher as compared to the same period of 2003 because the Partnership recognized as other income the reimbursement of property expenditures of approximately $11,200, which were incurred in previous years related to vacant Properties. In addition, interest and other income was lower during the nine months ended September 30, 2003 due to a decline in interest rates and a decrease in the average cash balance as a result of the reinvestment of sales proceeds during 2002.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $646,430 and $431,263 for the nine months ended September 30, 2003 and 2002, respectively, of which $131,902 and $132,250 were incurred during the third quarter of 2003 and 2002, respectively. The increase in operating expenses during the nine months ended September 30, 2003 was primarily due to the fact that during the nine months ended September 30, 2003, the Partnership recorded a provision for write-down of assets of $213,000 relating to the Property in Warner Robins, Georgia. The provision represented the difference between the carrying value of the Property and its estimated fair value. The tenant of this Property experienced financial difficulties, and in July 2003, the tenant surrendered the premises.

         The increase in operating expenses during the nine months ended September 30, 2003 was also partially due to an increase in depreciation expense as a result of a Property acquisition in 2002, and the reclassification of the lease relating to the Property in Muncie, Indiana from direct financing leases to operating leases due to an amendment to the lease. The increase in operating expenses was also partially due to an increase in state tax expense relating to several states in which the Partnership conducts business. The increase in operating expenses during the nine months ended September 30, 2003 was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties during 2003.

         During the year ended December 31, 2002, the Partnership identified and sold three Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less property related expenses) of $105,478 during the nine months ended September 30, 2002, relating to these Properties. The Partnership sold the Property in Mesquite, Nevada in March 2002. Because the Partnership recorded provisions for write-down of assets for this Property in previous years, no gain or loss was recognized relating to this sale. In May and June 2002, the Partnership sold its Properties in Knoxville, Tennessee and Wilmette, Illinois, respectively, resulting in a total gain of approximately $285,700.

         During the nine months ended September 30, 2003, Ocean Shores Joint Venture, in which the Partnership owned an approximate 31% interest, sold its vacant Property in Ocean Shores, Washington, as described above. The financial results relating to the Property in Ocean Shores, Washington and a Property sold in August 2002 by Mansfield Joint Venture, in which the Partnership owns a 21% interest, were classified as Discontinued Operations in the combined, condensed financial information reported in the footnotes to the accompanying financial statements for the joint ventures and the tenancies in common with affiliates. The Partnership's pro-rata share of these amounts is included in equity in earnings of joint ventures in the accompanying financial statements.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.


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

Item 2. Changes in Securities.   Inapplicable.
        ----------------------

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

             ** previously filed.

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of November, 2003.


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