Form 10-K
period 2003-12-31
CNL INCOME FUND XVII LTD
filed 2004-03-30
CIK 943718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No X ---------

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

         As of December 31, 2000, the Partnership owned 28 Properties, either directly or indirectly through joint venture or tenancy in common arrangements. During the year ended December 31, 2001, the Partnership reinvested the net sales proceeds from the 2000 sale of the Properties in Warner Robins, Georgia, and Long Beach, California along with a portion of the net sales proceeds received from the 2001 sale of the Property in Houston, Texas, into a joint venture arrangement, CNL VII & XVII Lincoln Joint Venture, with an affiliate of the General Partners to purchase and hold one property in Lincoln, Nebraska. In addition, during 2001, the Partnership sold its Properties in Kentwood, Missouri and El Dorado, California, and reinvested a portion of these net sales proceeds in a Property in Austin, Texas, and in a Property in Waldorf, Maryland, as tenants-in-common, with affiliates of the General Partners. During 2001, the Partnership distributed to the Limited Partners, a portion of the net sales proceeds received from the sale of the Property in Inglewood, California and a portion of the net sales proceeds received from the sale of the Property in Houston, Texas. During 2002, the Partnership sold its Properties in Mesquite, Nevada; Knoxville, Tennessee; and Wilmette, Illinois, and reinvested the majority of the sales proceeds in a Property in Houston Texas; a joint venture arrangement, Katy Joint Venture, with an affiliate of the General Partners, which holds one Property in Katy, Texas; and in a Property in Kenosha, Wisconsin, as tenants-in-common, with an affiliate of the General Partners. Also during 2002, Mansfield Joint Venture, in which the Partnership owns a 21% interest, sold its Property in Mansfield, Texas and reinvested the proceeds in a Property in Arlington, Texas. During 2003, the Partnership and its joint venture partner liquidated CNL Ocean Shores Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. The Partnership intends to reinvest the liquidation proceeds in an additional Property and also pay liabilities of the Partnership.

         As of December 31, 2003, the Partnership owned 26 Properties. The 26 Properties include four Properties owned by joint ventures in which the Partnership is a co-venturer and six Properties owned with affiliates as tenants-in-common. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

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

         Generally, the leases of the Properties provide for two to four successive five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 21 of the Partnership's 26 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to the terms of the lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In December 2002, AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc., which was the tenant of the Properties in Harvey, Lyons, and Chicago Ridge Illinois, filed for bankruptcy protection. As a result of the bankruptcy, the leases relating to the Properties in Harvey and Chicago Ridge, Illinois were amended during 2003 to provide for a reduction in rents. In December 2003, the leases relating to all three Properties were assigned to and assumed by a new tenant. As a result of the assignment and assumption, the rents due under the leases were reduced. The Partnership does not believe these reduced rents will have a material adverse effect on the operating results of the Partnership.

Major Tenants

         During the year ended December 31, 2003, four lessees of the Partnership, Golden Corral Corporation, National Restaurant Enterprises, Inc., Taco Cabana, LP and Carrols Corporation (which are affiliated entities under common control) (hereinafter referred to as "Carrols Corporation") and RTM Indianapolis, Inc. and RTM Southwest Texas, Inc. (which are affiliated entities under common control) (hereinafter referred to as "RTM, Inc."), each contributed more than ten percent of the Partnership's total rental revenues (including total rental revenues form the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with separate affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Golden Corral Corporation and Carrols Corporation were each the lessee under leases relating to four restaurants, and RTM, Inc. was the lessee under leases relating to three restaurants. It is anticipated that based on the minimum rental payments required by the leases, Golden Corral Corporation, Carrols Corporation and RTM, Inc. each will continue to contribute more than ten percent of the Partnership's total rental revenues in 2004. In addition, four Restaurant Chains, Golden Corral Buffet and Grill ("Golden Corral"), Burger King, Taco Cabana and Arby's, each accounted for more than ten percent of the Partnership's total rental revenues during the year ended December 31, 2003 (including total rental revenues from the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with separate affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that each of these four Restaurant Chains will continue to contribute more than ten percent of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2003, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.


Joint Venture and Tenancy in Common Arrangements

         The partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:


         Entity Name             Year      Ownership               Partners                   Property

CNL Income Fund XVI, Ltd and     1996       19.56%      CNL Income Fund XVI, Ltd.        Fayetteville, NC
     CNL Income Fund XVII,
     Ltd. Tenants in Common

CNL Income Fund XI, Ltd. and     1997       27.42%      CNL Income Fund XI, Ltd.         Corpus Christi, TX
     CNL Income Fund XVII,
     Ltd. Tenants in Common

CNL Income Fund XIII, Ltd.       1997       36.91%      CNL Income Fund XIII, Ltd.       Akron, OH
     and CNL Income Fund
     XVII, Ltd. Tenants in
     Common

CNL Mansfield Joint Venture      1997       21.00%      CNL Income Fund VII, Ltd.        Arlington, TX

CNL Kingston Joint Venture       1997       60.06%      CNL Income Fund XIV, Ltd.        Kingston, TN

CNL Income Fund IV, Ltd. and     1999       24.00%      CNL Income Fund IV, Ltd.         Zephyrhills, FL
     CNL Income Fund XVII,
     Ltd. Tenants in Common

CNL VII & XVII Lincoln Joint     2001       86.00%      CNL Income Fund VII, Ltd.        Lincoln, NE
     Venture

CNL Income Fund VI, Ltd., CNL    2001       25.00%      CNL Income Fund VI, Ltd.         Waldorf, MD
     Income Fund IX, Ltd. and                           CNL Income Fund IX, Ltd.
     CNL Income Fund XVII,
     Ltd. Tenants in Common

Katy  Joint Venture              2002       40.00%      CNL Income Fund IX, Ltd.         Katy, TX

CNL Income Fund VIII, Ltd.       2002       90.00%      CNL Income Fund VIII, Ltd.       Kenosha, WI
     and CNL Income Fund
     XVII, Ltd. Tenants in
     Common


         Each joint venture or tenancy in common was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners.

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture and tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the entity or Property. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the entity or Property.

         CNL VII and XVII Lincoln Joint Venture and Katy Joint Venture, each has an initial term of 30 years, and each of the other joint ventures has an initial term of 20 years. After the expiration the initial term, each continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partners, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         During 2003, CNL Ocean Shores Joint Venture, in which the Partnership owned a 30.94% interest, sold its Property in Ocean Shores, Washington to a third party and the joint venture was liquidated. The Partnership received its pro rata share of the liquidation proceeds.

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

Certain Management Services

         RAI Restaurants, Inc. (the "Advisor"), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2003, the Partnership owned 26 Properties. Of the 26 Properties, 16 are owned by the Partnership in fee simple, four are owned through joint venture arrangements and six are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. The Partnership's Property sites, owned directly and indirectly, range from approximately 23,500 to 115,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2003 by state.

               State                           Number of Properties

               California                                1
               Florida                                   3
               Georgia                                   1
               Illinois                                  3
               Indiana                                   2
               Maryland                                  1
               Nebraska                                  1
               North Carolina                            1
               Ohio                                      1
               South Carolina                            1
               Tennessee                                 2
               Texas                                     8
               Wisconsin                                 1
                                                   --------------
               TOTAL PROPERTIES                         26
                                                   ==============

         Buildings. Each of the Properties includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership ranged from approximately 2,100 to 11,300 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $17,341,796 and $12,245,448, respectively.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2003 by Restaurant Chain.

                Restaurant Chain                Number of Properties

                Arby's                                    4
                Bennigan's                                1
                Black-eyed Pea                            1
                Boston Market                             1
                Burger King                               4
                Denny's                                   1
                Fazoli's                                  1
                Golden Corral                             4
                Jack in the Box                           3
                Taco Bell                                 1
                Taco Cabana                               3
                Texas Roadhouse                           1
                Wendy's                                   1
                                                    --------------
                TOTAL PROPERTIES                         26
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

         Leases. The Partnership leases the Properties to operators of Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent per Property and occupancy rate for the years ended December 31:

                                       2003              2002              2001             2000              1999
                                   --------------    -------------     -------------    -------------     --------------

Rental income(1)(2)                  $ 2,388,965      $ 2,359,096       $ 2,357,917      $ 2,353,394         $2,667,611
Properties(2)                                 26               27                26               26                 29
Average rent per property              $  91,883        $  87,374         $  90,689        $  90,515          $  91,987
Occupancy rate                               96%             100%               96%              92%                93%

     (1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture and tenancy in common arrangements.

     (2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for each year for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number              Annual Rental              Gross Annual
                                     of Leases               Revenues                Rental Income
             -----------------    ----------------       -----------------     --------------------------

              2004                             --                       --                      --
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                             --                       --                      --
              2009                             --                       --                      --
              2010                             --                       --                      --
              2011                              3                  438,398                  18.07%
              2012                              1                   24,043                   0.99%
              2013                             --                       --                      --
              Thereafter                       22                2,027,301                  80.94%
                                        ----------       ------------------           -------------
              Total                            26             $  2,489,742                 100.00%
                                        ==========       ==================           =============


         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (three leases expiring in 2011 and one lease in 2015) and the average minimum base annual rent is approximately $156,200 (ranging from approximately $107,600 to $190,000).

         National Restaurant Enterprises, Inc. leased three Burger King restaurants. The initial term of each lease was 20 years (expiring between 2016 and 2017) and the average minimum base annual rent was approximately $140,400 (ranging from approximately $123,200 to $153,600). In December 2003, these leases were assigned to and assumed by Heartland Illinois Food Corp.

         Carrols Corporation leases three Taco Cabana restaurants and one Burger King restaurant. The initial term of each lease is either 19 or 20 years (expiring between 2016 and 2020) and the average minimum base annual rent is approximately $114,400 (ranging from $94,200 to $140,300).

         RTM, Inc. leases three Arby's restaurants. The initial term of each lease is 20 years (expiring in 2016) and the average minimum base annual rent is approximately $89,300 (ranging from approximately $86,100 to $91,900).


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners, nor any affiliate of the Partnership, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 1,640 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2003, the price paid for any Unit transferred pursuant to the Plan ranged from $9.14 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002, other than pursuant to the Plan, net of commissions.

                                               2003                                         2002
                               ---------- -- ---------- -- -----------       -------- --- ---------- --- -----------
                                  High           Low         Average           High           Low          Average
                               ----------    ----------    -----------       --------     ----------     -----------

        First Quarter                 (2)           (2)            (2)          $7.00         $ 6.00         $  6.67
        Second Quarter             $ 8.18        $ 7.18        $  7.78           7.50           6.75            7.13
        Third Quarter                8.05          7.42           7.84           7.35           6.57            7.12
        Fourth Quarter               6.79          6.79           6.79           9.30           6.84            8.07

(1)     A total of 10,400 and 11,400 Units were transferred other than pursuant
        to  the  Plan  for  the  years  ended   December  31,  2003  and  2002,
        respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

        The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $2,400,000 to the Limited Partners. Distributions of $600,000 were declared at the close of each of the Partnership's calendar quarters during 2003 and 2002 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.

(b) Not applicable.

Item 6.  Selected Financial Data

 Year ended December 31:                     2003            2002            2001            2000            1999
                                         --------------  --------------  --------------  -------------   -------------

 Continuing Operations (2):
       Revenues                            $ 1,697,355      $1,716,737      $1,698,351     $1,859,942      $2,368,007
       Equity in earnings (loss) of
          unconsolidated joint
          ventures                             645,804         543,978        (136,021 )      176,088         182,132
       Income from continuing
          operations (1)                     1,791,674       1,256,056       1,189,757        326,285       1,544,896

 Discontinued Operations (2):
       Revenues                                 46,820         225,350         323,045        435,849         324,756
       Income (loss) from and gain
          on disposal of discontinued
          operations (3)                      (184,260 )       470,056        (220,561 )      346,853         294,373

 Net income                                  1,607,414       1,726,112         969,196        673,138       1,839,269

 Income (loss) per Unit:
       Continuing operations                 $    0.60        $   0.42        $   0.40       $   0.11        $   0.51
       Discontinued operations                   (0.06 )          0.16           (0.08 )         0.11            0.10
                                         --------------  --------------  --------------  -------------   -------------
                                             $    0.54        $   0.58        $   0.32       $   0.22        $   0.61
                                         ==============  ==============  ==============  =============   =============

 Cash distributions declared                $2,400,000      $2,400,000      $2,400,000     $2,400,000      $2,400,000
 Cash distributions declared per
     unit                                         0.80            0.80            0.80           0.80            0.80

 At December 31:
     Total assets                          $21,781,634     $22,563,535     $23,194,348    $24,675,610     $26,561,963
     Partners' capital                      21,045,490      21,838,076      22,511,964     23,942,768      25,669,630


     (1) Income from continuing operation for the years ended December 31, 2002, 2001, 2000 and 1999 includes $456,000, $39,576, $1,079,275 and $232,140 from provisions for write-down of assets, respectively, and for the years ended December 31, 2001 and 2000, it includes $310,979 and $17,447 from gain on sale of assets, respectively. Income from continuing operations for the year ended December 31, 1999 includes $82,914 from loss on dissolution of joint venture.

     (2) Certain items in the prior years' financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on net income. The results of operations relating to Properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

     (3) Income (loss) from and gain on disposal of discontinued operations for the years ended December 31, 2003, 2001 and 2000 includes $213,000, $465,915 and $28,644 from provisions for write-down of assets, respectively, and for the year ended December 31, 2002, it includes $285,677 from gain on disposal of discontinued operations.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $63,000 to $246,400. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         As of December 31, 2003, 2002, and 2001, the Partnership owned 16, 16, and 18 Properties directly, respectively. In addition, the Partnership owned ten, eleven, and nine Properties indirectly through joint venture or tenancy in common arrangements as of December 31, 2003, 2002, and 2001, respectively.

Capital Resources

         For the years ended December 31, 2003, 2002, and 2001, cash from operating activities was $2,143,557, $2,259,664 and $1,784,443, respectively. The decrease in cash from operating activities during the year ended December 31, 2003, as compared to 2002, and the increase in cash from operating activities during 2002, as compared to 2001, was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

         In January 2001, the Partnership sold its Property in Houston, Texas to a third party and received net sales proceeds of approximately $782,700, resulting in a gain of $4,284. The Partnership used the net sales proceeds to acquire an interest in CNL VII and XVII Lincoln Joint Venture, and to make distributions to the Limited Partners. CNL VII and XVII Lincoln Joint Venture, is a joint venture with CNL Income Fund VII, Ltd., an affiliate of the General Partners. The joint venture holds one Property. The Property was acquired from CNL BB Corp., an affiliate of the General Partners, who had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. In April 2001, the Partnership contributed approximately $1,496,700 to the joint venture, which included the net sales proceeds from the sales of Properties in Warner Robins, Georgia, Long Beach, California, and Houston, Texas. The Partnership owns an 86% interest in the profits and losses of the joint venture.

         In June 2001, the Partnership sold the Property in Kentwood, Michigan, received net sales proceeds of approximately $681,200 and recorded a loss of $38,877. In July 2001, the Partnership used a portion of these net sales proceeds to acquire an interest in a Property in Waldorf, Maryland, as tenants-in-common with CNL Income Fund VI, Ltd. and CNL Income Fund IX, Ltd., each of which is an affiliate of the General Partners. The Partnership contributed approximately $570,100 for a 25% interest in the profits and losses of the Property.

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

         In addition in June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Mesquite, Nevada in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund IX, Ltd., a Florida limited partnership and an affiliate of the General Partners. The joint venture acquired a Property in Katy, Texas. The Partnership contributed approximately $416,700 for a 40% interest in the profits and losses of the joint venture.

         The  Partnership  and Katy Joint  Venture  acquired the  Properties  in
Houston and Katy, Texas from CNL Funding 2001-A, LP, and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and the joint venture. The purchase prices paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties.

         In August 2002, the Partnership reinvested the net sales proceeds from the sale of the Property in Wilmette, Illinois in a Property in Kenosha, Wisconsin as tenants-in-common with CNL Income Fund VIII, Ltd. ("CNL VIII"), and an affiliate of the General Partners, at an approximate cost of $1,883,000. The Partnership contributed approximately $1,694,700 for a 90% interest in this Property. The General Partners believe that the transactions, or portion thereof, relating to the sale of the Property and the reinvestment of the net sales proceeds, or a portion thereof, will qualify as a like-kind exchange transaction for federal income tax purposes.

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

         In September 2003, CNL Ocean Shores Joint Venture, in which the Partnership owned a 30.94% interest, sold its property to a third party for $824,600 resulting in a gain of approximately $413,700. As a result, the Partnership received approximately $242,800 representing its pro-rata share of the liquidation proceeds. CNL Ocean Shores Joint Venture was dissolved in accordance with the joint venture agreement and no gain or loss was recognized on the dissolution. The General Partners intend to reinvest the liquidation proceeds in an additional property and pay liabilities of the Partnership.

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

         At December 31, 2003, the Partnership had $816,092 invested in cash and cash equivalents as compared to $829,739 at December 31, 2002. At December 31, 2003, these funds were held in demand deposit and money market accounts at commercial banks. As of December 31, 2003, the average interest rate earned on rental income held in demand deposit and money market accounts at commercial banks was less than one percent annually. The funds remaining at December 31, 2003, after payment of distributions and other liabilities, will be used to invest in an additional property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and future cash from operating activities, the Partnership declared distributions to the Limited Partners of $2,400,000 for each of the years. This represents distributions of $0.80 per Unit for each of the years ended December 31, 2003, 2001 and 2001. No distributions were made to the General Partners for the years ended December 31, 2003, 2002 and 2001. No amounts distributed to the Limited Partners for the years ended December 31, 2003, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002 and 2001.

         As of December 31, 2003 and 2002, the Partnership owed $11,242 and $26,600, respectively, to affiliates of the General Partners for operating expenses, accounting and administrative services, and management fees. As of March 12, 2004, the Partnership had reimbursed the affiliates for these amounts. Other liabilities, including distributions payable, increased to $724,902 at December 31, 2003, from $698,859 at December 31, 2002. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         The Partnership has no contractual obligations, contingent liabilities, or commitments as of December 31, 2003.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease.

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

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison  of the year ended  December 31, 2003 to the year ended  December 31,
2002

         Rental revenues from continuing operations were $1,696,453 for the year ended December 31, 2003 as compared to $1,700,468 in the same period in 2002. While rental revenues from continuing operations remained constant during 2003 as compared to 2002, they were impacted by the following items. AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc., which was the tenant of the Properties in Harvey, Lyons and Chicago Ridge, Illinois, experienced financial difficulties and filed for bankruptcy protection in December 2002. The tenant has continued paying rent for each of these Properties; however, during 2003, the Partnership granted a rent reduction of approximately $24,800, for the period January through February 2003, to the tenant of these Properties, and a second temporary rent reduction of approximately $49,600 for the period September through December 2003. In December 2003, the leases relating to the Properties were assigned to and assumed by a new tenant. As a result of the assignment and assumption, the rents due under the leases have been reduced. The Partnership does not believe these reduced rents will have a material adverse effect on the operating results of the Partnership.

         The decrease in rental revenues from continuing operations during 2003 as discussed above, was offset by the acquisition of a Property in Houston, Texas in June 2002 with the majority of the net sales proceeds received from the 2002 sales of the Properties in Mesquite, Nevada and Knoxville, Tennessee.

         During the years ended December 31, 2003 and 2002, the Partnership recognized income of $645,804 and $543,978, respectively, attributable to the net operating results reported by unconsolidated joint ventures. The increase in net income earned by unconsolidated joint ventures during 2003, was partially due to the Partnership reinvesting the majority of the net proceeds from the sales of the Properties in Mesquite, Nevada and Wilmette, Illinois during 2002 in Katy Joint Venture and a tenancy in common arrangement for a Property in Kenosha, Wisconsin, with affiliates of the General Partners. Also, CNL Ocean Shores Joint Venture, in which the Partnership owned a 30.94% interest, sold its vacant Property in Ocean Shores, Washington to a third party in September 2003 and recorded a gain of approximately $413,700 for which the Partnership received a liquidating distribution of approximately $242,800.

         The increase in net income earned by unconsolidated joint ventures was partially offset by the fact that during the year ended December 31, 2002, the Partnership and an affiliate of the General Partners, as tenants-in-common, collected and recognized as revenues approximately $309,700 in past due rents. Phoenix Restaurant Group, Inc., the former tenant of the Property in Corpus Christi, Texas, in which the Partnership owns an approximate 27% interest, ceased paying rent and filed for bankruptcy in 2001. During April 2002, the bankruptcy court assigned the lease to a new tenant, an affiliate of the General Partners, and as a result, the tenancy in common collected the past due rents from the new tenant. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases. In addition, in August 2002, Mansfield Joint Venture, in which the Partnership owns a 21% interest, sold the Property in Mansfield, Texas resulting in a gain of approximately $269,800. The Partnership recorded its pro-rata share of the gain as equity in earnings. The joint venture reinvested the net sales proceeds in a Property in Arlington, Texas.

         During the year ended December 31, 2003, four lessees of the Partnership, Golden Corral Corporation, National Restaurant Enterprises, Inc., Carrols Corporation, and RTM, Inc., each contributed more than ten percent of the Partnership's total rental revenues (including rental revenues from the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with separate affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Golden Corral Corporation and Taco Cabana, LP were each the lessee under leases relating to four restaurants, and RTM, Inc., was the lessee under leases relating to three restaurants. It is anticipated that based on the minimum rental payments required by the leases, Golden Corral Corporation, Carrols Corporation and RTM, Inc. each will continue to contribute more than ten percent of the Partnership's total rental revenues in 2004. In addition, four Restaurant Chains, Golden Corral, Burger King, Taco Cabana, and Arby's, each accounted for more than ten percent of the Partnership's total rental revenues during the year ended December 31, 2003 (including rental revenues from the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with separate affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that each of these four Restaurant Chains will continue to contribute more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will have a material adverse affect on the Partnership's income if the Partnership is not able to re-lease or sell the Properties in a timely manner.

         During the years ended December 31, 2003 and 2002, the Partnership also earned $902 and $16,269, respectively, in interest and other income. During 2002, interest and other income was higher as compared to 2003 because the Partnership recognized as other income the reimbursement of property expenditures of approximately $11,200, which were incurred in previous years related to vacant Properties. Interest and other income was lower during 2003 due to a decline in interest rates and a decrease in the average cash balance.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $551,485 and $1,004,659 for the years ended December 31, 2003 and 2002, respectively. The decrease in operating expenses during 2003, was due to the recording of provisions for write-down of assets, during 2002, in the amount of $456,000 relating to the Properties in Harvey and Chicago Ridge, Illinois, as a result of AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc. which was the tenant of these Properties, filing for bankruptcy protection, as described above. The provision represented the difference between the carrying value of the Properties and their estimated fair value.

         The decrease in operating expenses during the year ended December 31, 2003 was also partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties during 2003. The decrease in operating expenses during the year ended December 31, 2003 was partially offset by an increase in depreciation expense as a result of a Property acquisition in 2002, and the reclassification of the lease relating to the Property in Muncie, Indiana from direct financing leases to operating leases due to an amendment to the lease. Also, there was an increase in state tax expense relating to several states in which the Partnership conducts business.

         During 2002, the Partnership identified and sold the Properties located in Mesquite, Nevada; Knoxville, Tennessee; and Wilmette, Illinois, which were classified as discontinued operations in the accompanying financial statements. In October 2001, Phoenix Restaurant Group, Inc. and its subsidiaries, a tenant of the Partnership, filed for bankruptcy protection and rejected the lease relating to the property in Mesquite, Nevada. In March 2002, the Partnership sold the Property to a third party. Since the Partnership had recorded provisions for write-down of assets of $465,915 and $28,644 during the years 2001 and 2000, respectively. No gain or loss was recognized in 2002 relating to the sale. In May and June 2002, the Partnership sold its Properties in Knoxville, Tennessee and Wilmette, Illinois to third parties resulting in a total gain of approximately $285,700. The majority of the net sales proceeds from the sales of these Properties were reinvested in three Properties, one owned directly by the Partnership and the other two owned indirectly through a tenancy in common and a joint venture.

         During 2003, the Partnership identified one Property for sale located in Warner Robins, Georgia. In June 2003, the Partnership recorded a provision for write-down of assets of $213,000 relating to the Property, after the tenant who was experiencing financial difficulties surrendered the premises. The provision represented the difference between the carrying value of the Property and its estimated fair value. The Property was classified as discontinued operations in the accompanying financial statements and was reclassified to real estate held for sale. The Partnership recognized a net rental loss (Property related expenses and provision for write-down of assets in excess of rental revenues) of $184,260 and net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $184,379 during the years ended December 31, 2003 and 2002, respectively, relating to these Properties.

         During the year ended December 31, 2003, CNL Ocean Shores Joint Venture, in which the Partnership owned a 30.94% interest, sold its vacant Property in Ocean Shores, Washington, as described above. The financial results relating to the Property in Ocean Shores, Washington and a Property sold in August 2002 by Mansfield Joint Venture, in which the Partnership owns a 21% interest, were classified as discontinued operations in the combined, condensed financial information reported in the footnotes to the accompanying financial statements for the joint ventures and the tenancies in common with affiliates of the General Partners. The Partnership's pro-rata share of these amounts is included in equity in earnings of joint ventures in the accompanying financial statements.

Comparison  of the year ended  December 31, 2002 to the year ended  December 31,
2001

         Rental revenues from continuing operations were $1,700,468 for the year ended December 31, 2002 as compared to $1,640,597 in the same period in 2001. The slight increase in rental revenues from continuing operations during 2002, was due to the fact the Partnership reinvested the majority of the net sales proceeds from the 2001 and 2002 sale of the Properties.

         During the years ended December 31, 2002 and 2001, the Partnership recognized income of $543,978 and a loss of $136,021, respectively, attributable to the net operating results reported by unconsolidated joint ventures. Results were lower during 2001 because PRG, the tenant of the Property in Corpus Christi, Texas, experienced financial difficulties and ceased paying rent in 2001. As a result, the Partnership and an affiliate of the General Partners, as tenants-in-common, in which the Partnership owns an approximate 27% interest, stopped recording rental revenues. Property related expenses such as, legal fees, insurance and real estate taxes relating to this Property were also incurred and a provision for write-down of assets of approximately $356,700 was recorded. The provision represented the difference between the carrying value of the Property and its estimated fair value. In October 2001, PRG filed for Chapter 11 bankruptcy protection. Since the bankruptcy filing, the tenant resumed paying rent. The Partnership and the affiliate, as tenants-in-common, received from PRG the rent payments relating to this Property from the bankruptcy date through April 2002. During April 2002, the bankruptcy court assigned its lease to a new tenant, an affiliate of the General Partners which has continued to pay rent pursuant to the lease. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases. As a result of the assignment relating to this Property, the Partnership collected from the new tenant $309,700 in rents not collected in 2001 from the previous tenant.

         In addition, the operating results reported by unconsolidated joint ventures were lower during 2001, as compared to the same period in 2002, because CNL Ocean Shores Joint Venture, in which the Partnership owned a 30.94% interest, recorded a provision for write down of assets of approximately $781,700 in 2001. The provision represented the difference between the carrying value of the Property and its estimated fair value. The tenant of the Property owned by this joint venture experienced financial difficulties and vacated the Property in April 2001. During 2002, the joint venture has not recorded rental revenues relating to this Property. In September 2003, CNL Ocean Shores Joint Venture sold its property to a third party, and dissolved the joint venture as described above.

         The increase in net operating results reported by unconsolidated joint ventures during 2002, as compared to the same period in 2001, was also the result of the Partnership investing during 2001 and 2002 the majority of the net proceeds from the sales of Properties in Warner Robins, Georgia; Long Beach, California; Kentwood, Michigan; Mesquite, Nevada; and Wilmette, Illinois; in two joint ventures and two additional Properties, each as a separate tenancy in common with affiliates of the General Partners.

         In August 2002, Mansfield Joint Venture, in which the Partnership owns a 21% interest, sold the Property in Mansfield, Texas, and reinvested the net sales proceeds in a Property in Arlington, Texas.

         During the years ended December 31, 2002 and 2001, the Partnership earned $16,269 and $56,643, respectively, in interest and other income. During 2001, interest and other income were higher as compared to the same period in 2002 due to the Partnership recognizing as income the remainder of the security deposit from a former tenant. In addition, higher average cash balances existed during 2001 pending reinvestment in an additional income producing Property.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $1,004,659 and $683,552 for the years ended December 31, 2002 and 2001, respectively. The increase in operating expenses during 2002, as compared to the same period in 2001, was due to the recording of provisions for write-down of assets in the amount of $456,000 relating to the Properties in Harvey and Chicago Ridge, Illinois, as a result of the AmeriKing Corporation's bankruptcy.

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

         During 2001, the Partnership recorded provisions for write-down of assets in the amount of $39,576 relating to the Property in Inglewood, California, which was sold at no additional gain or loss during 2001.

         During 2001, the Partnership sold a Property in Houston, Texas resulting in a gain of $4,284, a Property in El Dorado, California resulting in a gain of $345,572 and a Property in Kentwood, Michigan resulting in a loss of $38,877.

         During 2002, the Partnership identified and sold the Properties located in Mesquite, Nevada; Knoxville, Tennessee; and Wilmette, Illinois, which were classified as discontinued operations in the accompanying financial statements. In October 2001, Phoenix Restaurant Group, Inc. and its subsidiaries, a tenant of the Partnership, filed for bankruptcy protection and rejected the lease relating to the property in Mesquite, Nevada. In March 2002, the Partnership sold the Property to a third party. Since the Partnership had recorded provisions for write-down of assets of $465,915 and $28,644 during the years 2001 and 2000, respectively. No gain or loss was recognized in 2002 relating to the sale. In May and June 2002, the Partnership sold its properties in Knoxville, Tennessee and Wilmette, Illinois to third parties resulting in a total gain of approximately $285,700. During 2003, the Partnership identified one property for sale located in Warner Robins, Georgia. The property was classified as discontinued operations in the accompanying financial statements and was reclassified to real estate held for sale. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $184,379 and a net rental loss (Property related expenses and provision for write-down of assets in excess of rental revenues) of $220,561 during the years ended December 31, 2002 and 2001, respectively, relating to these Properties.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                      Page

Report of Independent Certified Public Accountants                     20

Financial Statements:

     Balance Sheets                                                    21

     Statements of Income                                              22

     Statements of Partners' Capital                                   23

     Statements of Cash Flows                                       24-25

     Notes to Financial Statements                                  26-39

               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund XVII, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XVII, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
March 24, 2004

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                          December 31,
                                                                                  2003                   2002
                                                                            -----------------      ------------------

                          ASSETS

Real estate properties with operating leases, net                               $ 14,077,876           $  14,386,288
Net investment in direct financing leases                                            399,726                 410,120
Real estate held for sale                                                            496,678                 705,863
Investment in joint ventures                                                       5,531,064               5,749,285
Cash and cash equivalents                                                            816,092                 829,739
Receivables, less allowance for doubtful
     accounts of $43,516 in 2003                                                           -                  36,516
Due from related parties                                                                 277                     490
Accrued rental income                                                                446,800                 432,864
Other assets                                                                          13,121                  12,370
                                                                            -----------------      ------------------

                                                                                $ 21,781,634            $ 22,563,535
                                                                            =================      ==================



            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                             $    7,973              $    3,494
Real estate taxes payable                                                             38,114                  13,457
Distributions payable                                                                600,000                 600,000
Due to related parties                                                                11,242                  26,600
Rents paid in advance                                                                 32,407                  31,910
Deferred rental income                                                                46,408                  49,998
                                                                            -----------------      ------------------
         Total liabilities                                                           736,144                 725,459

Partners' capital                                                                 21,045,490              21,838,076
                                                                            -----------------      ------------------

                                                                                $ 21,781,634            $ 22,563,535
                                                                            =================      ==================

                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                              Year Ended December 31,
                                                                     2003               2002              2001
                                                                ----------------   ---------------   ----------------

Revenues:
     Rental income from operating leases                           $  1,653,180    $    1,638,297        $  1,541,558
     Earned income from direct financing leases                          43,273            62,171             99,039
       Contingent rental income                                              --                --              1,111
     Interest and other income                                              902            16,269             56,643
                                                                ----------------   ---------------   ----------------
                                                                      1,697,355         1,716,737          1,698,351
                                                                ----------------   ---------------   ----------------
Expenses:
     General operating and administrative                               180,637           207,379            253,794
     Property related                                                     9,530             3,042             52,021
     Management fee to related parties                                   23,448            24,452             21,315
     State and other taxes                                               25,246             9,258             34,733
     Depreciation and amortization                                      312,624           304,528            282,113
     Provision for write-down of assets                                      --           456,000             39,576
                                                                ----------------   ---------------   ----------------
                                                                        551,485         1,004,659            683,552
                                                                ----------------   ---------------   ----------------
Income before gain on sale of assets and equity in
     earnings (loss) of  unconsolidated joint ventures                1,145,870           712,078          1,014,799

Gain on sale of assets                                                       --                --            310,979

Equity in earnings (loss) of unconsolidated joint ventures              645,804           543,978           (136,021  )
                                                                ----------------   ---------------   ----------------

Income from continuing operations                                     1,791,674         1,256,056          1,189,757
                                                                ----------------   ---------------   ----------------

Discontinued operations:

     Income (loss) from discontinued operations                        (184,260  )        184,379           (220,561  )
     Gain on disposal of discontinued operations                             --           285,677                 --
                                                                ----------------   ---------------   ----------------
                                                                       (184,260  )        470,056           (220,561  )
                                                                ----------------   ---------------   ----------------


Net income                                                         $  1,607,414       $ 1,726,112        $   969,196
                                                                ================   ===============   ================

Income (loss) per limited partner unit
     Continuing operations                                           $     0.60        $     0.42         $     0.40
     Discontinued operations                                              (0.06  )           0.16              (0.08  )
                                                                ----------------   ---------------   ----------------

                                                                     $     0.54       $      0.58       $      0.32
                                                                ================   ===============   ================


Weighted average number of limited partner units
     outstanding                                                      3,000,000         3,000,000          3,000,000
                                                                ================   ===============   ================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002, and 2001


                                                    General Partners                                          Limited Partners
                                          ------------------------------------    --------------------------------------------------
                                                              Accumulated                                               Accumulated
                                         Contributions         Earnings         Contributions       Distributions         Earnings
                                        -----------------   ----------------   -----------------   ----------------   --------------

Balance, December 31, 2000                     $     1,000     $    (5,460 )   $  30,000,000      $ (10,682,464 )      $  8,219,692

    Distributions to limited partners
       ($0.80 per limited partner unit)                 --              --                --         (2,400,000 )                --
    Net income                                          --              --                --                 --             969,196
                                          -----------------  --------------   ---------------   ----------------   -----------------

Balance, December 31, 2001                           1,000          (5,460 )      30,000,000        (13,082,464 )         9,188,888

    Distributions to limited partners
       ($0.80 per limited partner unit)                 --              --                --         (2,400,000 )                --
    Net income                                          --              --                --                 --           1,726,112
                                          -----------------  --------------   ---------------   ----------------   -----------------

Balance, December 31, 2002                           1,000          (5,460 )      30,000,000        (15,482,464 )        10,915,000

    Distributions to limited partners
       ($0.80 per limited partner unit)                 --              --                --         (2,400,000 )                --
    Net income                                          --              --                --                 --           1,607,414
                                          -----------------  --------------   ---------------   ----------------   -----------------

Balance, December 31, 2003                     $     1,000     $    (5,460 )   $  30,000,000      $ (17,882,464 )     $  12,522,414
                                          =================  ==============   ===============   ================   =================

                See accompanying notes to financial statements.

    Syndication
     Costs              Total
 --------------   --------------

   $ (3,590,000 )    $23,942,768


             --       (2,400,000 )
             --          969,196
  --------------   --------------

     (3,590,000 )     22,511,964


             --       (2,400,000 )
             --        1,726,112
  --------------   --------------

     (3,590,000 )     21,838,076


             --       (2,400,000 )
             --        1,607,414
  --------------   --------------

   $ (3,590,000 )    $21,045,490
  ==============   ==============


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                      Year Ended December 31,
                                                                            2003               2002                2001
                                                                       ---------------    ----------------    ----------------

      Net income                                                          $ 1,607,414       $  1,726,112           $  969,196
                                                                       ---------------    ----------------    ----------------
      Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation                                                     318,942             330,474             342,690
             Amortization                                                       4,212               4,212               4,212
             Provision for write-down of assets                               213,000             456,000             505,491
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                                (28,787 )            42,015             382,447
             Gain on sale of assets                                                --            (285,677 )          (310,979 )
             Decrease (increase) in receivables                                36,516             (36,626 )            26,719
             Decrease (increase) in due from related parties                      213              18,799             (14,396 )
             Amortization of investment in direct financing
                leases                                                         10,394              14,085              35,649
             Increase in accrued rental income                                (20,155 )           (46,289 )          (118,167 )
             Decrease (increase) in other assets                                 (751 )            (6,516 )            12,039
             Increase (decrease) in accounts payable and
                accrued expenses and real estate taxes payable                 29,136               7,977             (17,688 )
             Increase (decrease) in due to related parties                    (15,358 )            15,018              (2,237 )
             Increase (decrease) in rents paid in advance
                and deposits                                                      497              23,560             (27,053 )
             Decrease in deferred rental income                              (11,716)              (3,480 )            (3,480 )
                                                                       ---------------    ----------------    ----------------
                   Total adjustments                                          536,143             533,552             815,247
                                                                       ---------------    ----------------    ----------------

      Net cash provided by operating activities                             2,143,557           2,259,664           1,784,443
                                                                       ---------------    ----------------    ----------------

      Cash Flows from Investing Activities:
         Additions to real estate properties with operating
             leases                                                                --          (1,364,194 )        (1,216,598 )
             Proceeds from sale of real estate properties                          --           3,499,595           3,272,711
             Liquidating distribution from joint venture                      242,796                  --                  --
             Investment in joint ventures                                          --          (2,136,538 )        (2,066,846 )
             (Increase) decrease in restricted cash                                --             297,288            (297,288 )
                                                                       ---------------    ----------------    ----------------
                  Net cash provided by (used in) investing
                activities                                                    242,796             296,151            (308,021 )
                                                                       ---------------    ----------------    ----------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                                 (2,400,000 )        (2,400,000 )        (2,400,000 )
                                                                       ---------------    ----------------    ----------------
                Net cash used in financing activities                      (2,400,000 )        (2,400,000 )        (2,400,000 )
                                                                       ---------------    ----------------    ----------------

      Net increase (decrease) in cash and cash equivalents                    (13,647 )           155,815            (923,578 )

      Cash and cash equivalents at beginning of year                          829,739             673,924           1,597,502
                                                                       ---------------    ----------------    ----------------

      Cash and cash equivalents at end of year                            $   816,092         $   829,739         $   673,924
                                                                       ===============    ================    ================

                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                      Year Ended December 31,
                                                                            2003               2002                2001
                                                                       ---------------    ----------------    ----------------

    Supplemental Schedule of Non-Cash Financing Activities:

      Distributions declared and unpaid at December 31                   $  600,000           $   600,000         $   600,000
                                                                       ===============    ================    ================

                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records the real estate property acquisitions at cost. The properties are leased to third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2003, 2002 and 2001, the tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $374,500, $312,800, and $321,200, respectively, in estimated real estate taxes in accordance with the terms of their leases..

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the operating or the direct financing method.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

1.       Significant Accounting Policies - Continued

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

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

1.       Significant Accounting Policies - Continued

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

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:


                                                                     2003                   2002
                                                              -------------------    -------------------

                 Land                                           $      6,830,859          $    6,830,859
                 Buildings                                             9,225,912              9,225,912
                                                              -------------------    -------------------
                                                                      16,056,771             16,056,771
                 Less accumulated depreciation                        (1,978,895 )           (1,670,483 )
                                                              -------------------    -------------------
                                                                $     14,077,876             14,386,288
                                                              ===================    ===================

         In June 2002, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the properties in Mesquite, Nevada and Knoxville, Tennessee, in a Taco Cabana property located in Houston, Texas, at a cost of approximately $1,364,200 from CNL Funding 2001-A, LP, an affiliate of the general partners.

         In 2002, the Partnership recorded provisions for write-down of assets in the amount of $456,000 relating to the Properties in Harvey and Chicago Ridge, Illinois. In December 2002, AmeriKing Corporation, the parent company of National Restaurant Enterprises, Inc., the former tenant of these Properties, filed for bankruptcy protection. The provision represented the difference between the carrying value of the Properties and their estimated fair value.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                            2004                    $  1,558,333
                            2005                       1,560,116
                            2006                       1,577,989
                            2007                       1,598,241
                            2008                       1,600,093
                            Thereafter                10,922,009
                                                  ---------------

                                                    $ 18,816,781
                                                  ===============

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

3.       Net Investment in Direct Financing Leases

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                             2003                  2002
                                                                       -----------------     -----------------

                   Minimum lease payments
                        receivable                                          $   666,973           $   720,639
                   Estimated residual values                                    113,894               113,894
                   Less unearned income                                        (381,141 )            (424,413 )
                                                                       -----------------     -----------------
                   Net investment in direct
                        financing leases                                    $   399,726           $   410,120
                                                                       =================     =================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2003:

                            2004                       $   53,666
                            2005                           53,666
                            2006                           53,666
                            2007                           53,666
                            2008                           53,666
                            Thereafter                    398,643
                                                    --------------

                                                       $  666,973
                                                    ==============

4.       Investment in Joint Ventures

         The Partnership has interests of 21%, 60.06% and 86% in the profits and losses of CNL Mansfield Joint Venture, CNL Kingston Joint Venture and CNL VII & XVII Lincoln Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         The Partnership owns properties in Fayetteville, North Carolina; Corpus Christi, Texas; Akron, Ohio; Zephyrhills, Florida, and Waldorf, Maryland, as tenants-in-common with affiliates of the general partners. The Partnership owns interests in these properties of 19.56%, 27.42%, 36.91%, 24% and 25%, respectively.

         In June 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the property in Mesquite, Nevada, in a joint venture arrangement, Katy Joint Venture, with CNL Income Fund IX, Ltd., a Florida limited partnership and an affiliate of the general partners. The joint venture acquired a property in Katy, Texas from CNL Funding 2001-A, LP. The Partnership and CNL Income Fund IX, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership contributed approximately $416,700 for a 40% interest in this joint venture.

         In August 2002, the Partnership reinvested the net sales proceeds from the sale of the Property in Wilmette, Illinois in a Property in Kenosha, Wisconsin as tenants-in-common with CNL Income Fund VIII, Ltd. ("CNL VIII"), a Florida limited partnership and an affiliate of the general partners, at an approximate cost of $1,883,000. The Partnership and CNL VIII entered into an agreement whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. The Partnership contributed approximately $1,694,700 for a 90% interest in this property.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

4.       Investment in Joint Ventures - Continued

         In August 2002, Mansfield Joint Venture, in which the Partnership owns a 21% interest, sold the property in Mansfield, Texas to the tenant and received net sales proceeds of approximately $1,011,500 resulting in a gain of approximately $269,800. The joint venture used the proceeds from the sale of the property and additional contributions from the Partnership and CNL Income Fund VII, Ltd., who are the general partners of the joint venture, of approximately $17,000 and $63,900, respectively, to acquire a property in Arlington, Texas from CNL Net Lease Investors, L.P., at an approximate cost of $1,089,900. CNL Income Fund VII, Ltd. and CNL Net Lease Investors, L.P. are affiliates of the general partners. The financial results for the property in Mansfield, Texas are reflected as discontinued operations in the combined condensed financial information presented below.

         In September 2003, CNL Ocean Shores Joint Venture, in which the Partnership owned a 30.94% interest, sold its property to a third party for $824,600 resulting in a gain of approximately $413,700. The joint venture recorded provisions for write-down of assets in previous years relating to this Property. The Partnership and the joint venture partner dissolved the joint venture in accordance with the joint venture agreement and did not recognize a gain or loss on the dissolution. The Partnership received approximately $242,800 representing its pro rata share of the liquidation proceeds. The general partners intend to reinvest a portion of the liquidation proceeds in an additional property and also pay the liabilities of the Partnership, including distributions to the limited partners. The financial results relating to this property are reflected as discontinued operations in the combined, condensed financial information below.

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

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                     December 31,               December 31,
                                                                         2003                       2002
                                                                 ----------------------   --------------------------

          Real estate properties with operating                         $   11,403,541                 $ 11,649,517
              leases, net
          Real estate held for sale                                                 --                      377,303
          Cash                                                                  78,972                       37,123
          Receivables, less allowance for doubtful
              accounts                                                           5,767                        6,468
          Accrued rental income                                                321,980                      237,749
          Other assets                                                              --                          267
          Liabilities                                                           56,333                       20,858
          Partners' capital                                                 11,753,927                   12,287,569



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued



                                                             Years ended December 31,
                                                 2003                    2002                2001
                                          --------------------     ------------------  ------------------

Continuing operations:
    Revenues                                    $   1,422,859           $  1,475,878         $   657,842
    Expenses                                         (252,827 )             (228,657 )          (274,289 )
    Provision for write-down of assets                     --                     --            (356,719 )
                                          --------------------     ------------------  ------------------

    Income from continuing operations               1,170,032              1,247,221              26,834
                                          --------------------     ------------------  ------------------

Discontinued operations:
    Revenues                                               --                 62,549             122,867
    Expenses                                          (15,827 )              (34,805 )           (36,076 )
    Provision for write-down of assets                     --                     --            (781,741 )
    Gain on disposal of real estate
      properties                                      413,666                269,791                  --
                                          --------------------     ------------------  ------------------
                                                      397,839                297,535            (694,950 )
                                          --------------------     ------------------  ------------------
Net Income                                      $   1,567,871           $  1,544,756        $   (668,116 )
                                          ====================     ==================  ==================



         The Partnership recognized income totaling $645,804 and $543,978 for the years ended December 31, 2003 and 2002, and a loss totaling $136,021 for the year ended December 31, 2001, from these joint ventures and the properties held as tenants-in-common with affiliates.

5.       Discontinued Operations

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

         During November 2003, the Partnership identified for sale its property in Warner Robins, Georgia. As a result, the property was reclassified from real estate properties with operating leases to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amounts or fair value, less cost to sell. During June 2003, subsequent to the tenant vacating the property, the Partnership recorded a provision for write-down of assets of $213,000. The provision represented the difference between the carrying value of the property and its estimated fair value.

         The   financial   results  for  these   properties   are  reflected  as
         discontinued operations in the accompanying financial statements. The operating results of discontinued operations are as follows:

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


5.       Discontinued Operations - Continued


                                                                            Year Ended December 31,
                                                                    2003              2002              2001
                                                                --------------    -------------     -------------


        Rental revenues                                              $  46,820        $ 222,631        $  321,966
        Other income                                                        --            2,719             1,079
        Expenses                                                       (18,080 )        (40,971 )         (77,691 )
        Provision for write-down of assets                            (213,000 )             --          (465,915 )
                                                                --------------    -------------     -------------

        Income (loss) from discontinued operations                  $ (184,260 )      $ 184,379        $ (220,561 )
                                                                ==============    =============     =============



6.       Allocations and Distributions

         From inception through December 31, 1999, distributions of net cash flow, as defined in the limited partnership agreement of the Partnership, were made 95% to the limited partners and five percent to the general partners; provided, however, that for any particular year, the five percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners in that year of an eight percent cumulative, noncompounded return on their aggregate invested capital contributions (the "Limited Partners" 8% Return").

         From inception through December 31, 1999, generally, net income (determined without regard to any depreciation and amortization deductions and gains and losses from the sale of properties) was allocated between the limited partners and the general partners first, in an amount not to exceed the net cash flow distributed to the partners attributable to such year in the same proportions as such net cash flow is distributed; and thereafter, 99% to the limited partners and one percent to the general partners. All deductions for depreciation and amortization were allocated 99% to the limited partners and one percent to the general partners.

         From inception through December 31, 1999, net sales proceeds from the sale of a property not in liquidation of the Partnership generally were distributed first to the limited partners in an amount sufficient to provide them with the return of their invested capital contributions, plus their cumulative Limited Partners' 8% Return. The general partners then received a return of their capital contributions and, to the extent previously subordinated and unpaid, a five percent interest in all net cash flow distributions. Any remaining net sales proceeds were distributed 95% to the limited partners and five percent to the general partners.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Allocations and Distributions - Continued

         Any gain from the sale of a property, not in liquidation of the Partnership, was in general, allocated in the same manner as net sales proceeds are distributable. Any loss was, in general, allocated first, on a pro rata basis to the partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and five percent to the general partners.

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2001 and 2001.

         During each of the years ended December 31, 2003, 2001, and 2001, the Partnership declared distributions to the limited partners of $2,400,000. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


7.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                       2003            2002            2001
                                                                  ---------------  --------------  --------------

          Net income for financial reporting purposes                $ 1,607,414     $ 1,726,112      $  969,196

          Effect of timing differences relating to depreciation           61,215          60,987          37,122

          Effect of timing differences relating to amortization               --              --            (848 )

          Direct financing leases recorded as operating
            leases for tax reporting purposes                             10,393          14,085          35,649


          Effect of timing differences relating to equity in
            earnings of unconsolidated joint ventures                   (267,447 )       (88,917 )       426,474

          Accrued rental income                                          (20,155 )       (37,857 )      (105,700 )

          Rents paid in advance                                              497          23,560         (14,806 )

          Deferred rental income                                         (11,716 )       (11,912 )       (15,948 )

          Effect of timing differences relating to allowance
            for doubtful accounts                                         43,516        (286,567 )        31,981

          Effect of timing differences relating to gains/losses
            on real estate property sales                                     --        (618,059 )      (725,184 )

          Provision for write-down of assets                             213,000         456,000         505,491

          Other                                                             (290 )            --              --
                                                                  ---------------  --------------  --------------

          Net income for federal income tax purposes                 $ 1,636,427     $ 1,237,432     $ 1,143,427
                                                                  ===============  ==============  ==============

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly known as CNL American Properties Fund, Inc.) served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (the "Advisor") The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

         The Advisor provides services pursuant to a management agreement with the partnership. In connection therewith, the Partnership agreed to pay certain Advisor management fees of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. Any portion of the Management fee not paid is deferred without interest. The Partnership incurred management fees of $23,448, $24,452, and $21,315, for the years ended December 31, 2003, 2002, and 2001, respectively.

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

         During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and rejected one of the two leases it had with the Partnership. The other lease was held with an affiliate of the general partners, as tenants-in-common. The Partnership owns a 27.42% interest in the tenancy in common. In May 2002, the bankruptcy court assigned this lease, relating to the property in Corpus Christi, Texas to RAI, LLC, an affiliate of the general partners. All other lease terms remained the same. In connection with this lease, the tenancy in common recognized rental revenues of approximately $190,600 and $127,800 during the years ended December 31, 2003 and 2002, respectively. The Partnership recognized its pro-rata share of this amount in equity in earnings of joint ventures in the accompanying financial statements.

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Related Party Transactions - Continued

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

         During the years ended December 31, 2003, 2002, and 2001, the Advisor and its affiliates provided accounting and administrative services. The Partnership incurred $114,200, $149,801, and $189,320, for the years ended December 31, 2003, 2002, and 2001, respectively, for such services.

         The amount due related parties at December 31, 2003 and 2002 totaled $11,242 and $26,600, respectively.

9.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the years ended December 31:

                                                                 2003               2002              2001
                                                             --------------    ---------------    -------------

         Golden Corral Corporation                               $ 598,801          $ 598,592        $ 555,303
         National Restaurant Enterprises, Inc.                     350,337            424,696          424,696
         Taco Cabana and Carrols Corp (entities
              under common control)                                334,988                N/A              N/A
         RTM Indianapolis and RTM Southwest
              Texas, Inc. (entities under common
              control)                                             263,801            262,169          264,878
         Jack in the Box Inc. and
              Jack in the Box Eastern Division, L.P.
              (entities under common control)                          N/A                N/A          324,397

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Concentration of Credit Risk - Continued

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                            2003               2002                2001
                                                       ---------------    ---------------     ---------------

          Golden Corral Buffet and Grill                    $ 598,801          $ 598,592          $  555,303
          Burger King                                         386,101            463,478             472,109
          Taco Cabana                                         299,225                N/A                 N/A
          Arby's                                              281,892            279,905             282,266
          Jack in the Box                                         N/A                N/A             324,397

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

10.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002:

                     2003 Quarter                    First         Second        Third         Fourth           Year
        ---------------------------------------    -----------    ----------   ----------     ----------    -------------

        Continuing operations (1)
             Revenues                               $ 383,205      $442,982     $430,852       $440,316      $ 1,697,355
             Equity in earnings of joint              129,034       128,919      256,483        131,368          645,804
        ventures
             Income from continuing
               operations                             344,999       443,535      559,108        444,032        1,791,674

        Discontinued operations (1)
             Revenues                                  22,956        30,332       (6,468  )          --           46,820
             Income (loss) from and gain
             (Loss) on the disposal of
               discontinued operations                 19,440      (185,074  )   (10,143  )      (8,483  )      (184,260  )

        Net income                                    364,439       258,461      548,965        435,549        1,607,414

        Income (loss) per limited partner unit:
             Continuing operations                    $  0.11       $  0.15      $  0.19        $  0.15         $   0.60
             Discontinued operations                     0.01         (0.06  )     (0.01  )          --            (0.06  )
                                                   -----------    ----------   ----------     ----------    -------------
             Total                                    $  0.12       $  0.09      $  0.18        $  0.15          $  0.54
                                                   ===========    ==========   ==========     ==========    =============

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

10.      Selected Quarterly Financial Data - Continued


                    2002 Quarter                     First         Second        Third         Fourth           Year
      -----------------------------------------    -----------    ----------   ----------     ----------    --------------

      Continuing Operations (1):
           Revenues                                 $ 428,726      $421,447     $459,494       $407,070        $1,716,737
           Equity in earnings of joint
           ventures                                    76,861       163,823      172,098        131,196           543,978
           Income (loss) from continuing
               operations (2)                         352,860       446,015      503,358        (46,177  )      1,256,056

      Discontinued Operations (1):
           Revenues                                    95,189        79,785       24,703         25,673           225,350
           Income from and gain on the
               disposal ofdiscontinued
               operations                              73,743       358,874       20,687         16,752           470,056

      Net income                                      426,603       804,888      524,045        (29,424  )      1,726,112

      Income (loss) per limited partner unit:
          Continuing operations                       $  0.12        $ 0.15      $  0.17        $ (0.02  )       $   0.42
          Discontinued operations                        0.02          0.12           --           0.02              0.16
                                                   -----------    ----------   ----------     ----------    --------------
                                                      $  0.14        $ 0.27      $  0.17         $   --          $   0.58
                                                   ===========    ==========   ==========     ==========    ==============

          (1) Certain items in the quarterly financial data have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on net income. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented. The results operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

          (2) In December 2002, the Partnership recorded provisions for write-down of assets in the amount of $456,000 relating to the Properties in Harvey and Chicago Ridge, Illinois, as a result of the AmeriKing Corporation bankruptcy.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A. Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.


Item 11. Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
---------------------------------      --------------------------------------      ------------------------------

Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting    and
operating expenses                     the  lower  of  cost  or  90%  of the       administrative     services:
                                       prevailing  rate at which  comparable       $114,200
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of  the  sum  of  gross       $23,448
affiliates                             revenues   (excluding   noncash   and
                                       lease accounting adjustments) from
                                       Properties wholly owned by the
                                       Partnership plus the Partnership's
                                       allocable share of gross revenues of
                                       joint ventures in which the Partnership
                                       is a co-venturer. The management fee,
                                       which will not exceed competitive fees
                                       for comparable services in the same
                                       geographic area, may or may not be taken,
                                       in whole or in part as to any year, in
                                       the sole discretion of the affiliates.
                                       All of any portion of the management fee
                                       not taken as to any fiscal year shall be
                                       deferred without interest and may be
                                       taken in such other fiscal year as the
                                       affiliates shall determine.




                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
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


During 2001, PRG filed for bankruptcy and rejected one of the two leases it had with the Partnership. The other lease was held with an affiliate of the General Partners, as tenants-in-common. The Partnership owns a 27.42% interest in the tenancy in common. In May 2002, the bankruptcy court assigned this lease, relating to the property in Corpus Christi, Texas to RAI, LLC, an affiliate of the General Partners. All other lease terms remained the same. In connection with this lease, the tenancy in common recognized rental revenues of approximately $190,600 and $127,800 during the years ended December 31, 2003 and 2002, respectively. The Partnership recognized its pro-rata share of this amount in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.


Item 14.  Principal Accountant Fees and Services

The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                                    2003                                      2002
                                            ---------------------                     ---------------------

Audit Fees (1)                                     $      11,423                              $      9,500
Tax Fees (2)                                               3,725                                     6,175
                                            ---------------------                     ---------------------
     Total                                         $      15,148                             $      15,675
                                            =====================                     =====================


     (1) Audit  services  of  PricewaterhouseCoopers   LLP  for  2003  and  2002
         consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

     (2) Tax Fees relates to tax consulting and compliance services.

Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.


                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2003 and 2002

                  Statements  of Income for the year ended  December  31,  2003,
                    2002, and 2001

                  Statements  of Partners'  Capital for the year ended  December
                    31, 2003, 2002 and 2001

                  Statements of Cash Flows for the year ended December 31, 2003,
                    2002, and 2001

                  Notes to Financial Statements

         2.       Financial Statement Schedules

                  Schedule II - Valuation and Qualifying  Accounts for the years ended December 31, 2003, 2002, and 2001

                  Schedule  III - Real Estate and  Accumulated  Depreciation  at
                    December 31, 2003

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                    Depreciation at December 31, 2003

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

          (b) The Registrant filed no reports on Form 8-K during the period October 1, 2003 through December 31, 2003.

          (c)   Not applicable.

          (d)   Other Financial Information.

                The Partnership is required to file audited financial information of one of its tenants (Golden Corral Corporation) as a result of this tenant leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 2003. Golden Corral Corporation is a privately-held company, and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.


                **previously filed

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2004.

                                              CNL INCOME FUND XVII, LTD.

                                              By:  CNL REALTY CORPORATION
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   -------------------------
                                                   ROBERT A. BOURNE, President


                                              By:  ROBERT A. BOURNE
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   -------------------------
                                                   ROBERT A. BOURNE


                                              By:  JAMES M. SENEFF, JR.
                                                   General Partner

                                                   /s/ James M. Seneff, Jr.
                                                   -------------------------
                                                   JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 26, 2004
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 26, 2004
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2003, 2002, and 2001


                                                      Additions                           Deductions
                                          ----------------------------------      ----------------------------
                                                                                                          Collected
                                                                                                         or Deter-
                                   Balance at       Charged to       Charged to          Deemed           mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    ------------      ------------  ------------

  2001        Allowance for
                  doubtful
                  accounts (a)        $ 302,321       $   24,589        $  209,629 (b)   $ 249,972            $   --     $ 286,567
                                  ==============  ===============  ================    ============      ============  ============

  2002        Allowance for
                  doubtful
                  accounts (a)        $ 286,567          $    --           $    --       $(286,567 )          $   --        $   --
                                  ==============  ===============  ================    ============      ============  ============

  2003        Allowance for
                  doubtful
                  accounts (a)          $    --         $     --        $   79,990 (b)      $   --          $ 36,474      $ 43,516
                                  ==============  ===============  ================    ============      ============  ============


     (a)  Deducted from receivables.

     (b)  Reduction of rental, earned and other income.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


                                                                        Costs Capitalized
                                                                          Subsequent to      Net Cost Basis at Which
                                                   Initial Cost            Acquisition            Carried at Close of Period (b)
                                        ------------------------     ------------------  ------------------------------------
                           Encum-                    Buildings and   Improve-   Carrying            Buildings and
                           brances         Land       Improvements    ments     Costs       Land     Improvements   Total
                                        -----------  -------------   ---------  -------  ----------- ------------  ------------

Properties the Partnership
  has Invested in Under
  Under Operating Leases:

    Arby's Restaurants:
      Muncie, Indiana (g)     -           $242,759     $564,223          -        -     $242,759    $564,223     $806,982
      Schertz, Texas          -            348,245      470,577          -        -      348,245     470,577      818,822
      Plainfield, Indiana     -            296,025      557,809          -        -      296,025     557,809      853,834

    Burger King Restaurants:
      Harvey, Illinois (h)    -            489,341      734,010          -               403,341     634,010    1,037,351
      Chicago Ridge, Illinois -i)          771,965            -    699,556        -      613,965     587,556    1,201,521
      Lyons, Illinois         -            887,767            -    597,381        -      887,767     597,381    1,485,148

    Denny's Restaurants:
      Pensacola, Florida      -            305,509      670,990          -        -      305,509     670,990      976,499

    Golden Corral Buffet and
      Grill Restaurants:
          Orange Park, Florida-            711,838    1,162,406          -        -      711,838   1,162,406    1,874,244
          Aiken, South Carolin- (f)        508,790            -    862,571        -      508,790     862,571    1,371,361
          Weatherford, Texas (-)           345,926            -    691,222        -      345,926     691,222    1,037,148

    Jack in the Box Restaurants:
      Dinuba, California      -            324,970            -    509,982        -      324,970     509,982      834,952
      LaPorte, Texas          -            355,929            -    560,485        -      355,929     560,485      916,414

    Taco Cabana Restaurants:
      Austin, Texas           -            523,989      692,611          -        -      523,989     692,611    1,216,600
      Houston, Texas (j)      -            700,105      664,089          -        -      700,105     664,089    1,364,194

    Wendy's Old Fashioned
      Hamburgers Restaurants:
          Livingston, Tennesse-            261,701            -          -        -      261,701          (d)     261,701
                                        -----------  -----------  ---------  -------  ----------- -----------  -----------

                                        $7,074,859   $5,516,715   $3,921,197      -   $6,830,859  $9,225,912   $16,056,771
                                        ===========  ===========  =========  =======  =========== ===========  ===========


Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

      Wendy's Old Fashioned
      Hamburgers Restaurant:
          Livingston, Tennesse-                  -            -   $455,575        -            -          (d)          (d)
                                        ===========  ===========  =========  =======  ===========

                                  Life on Which
                                  Depreciation in
              Date                Latest Income
Accumulated  of Con-   Date       Statement is
Depreciation structioAcquired      Computed
-----------  -----------------    -----------


   $36,280    1995    03/96          (g)
   118,158    1996    06/96          (c)
   133,614    1996    10/96          (c)


   186,709    1996    03/96          (c)
   172,860    1996    03/96          (c)
   132,397    1997    11/96          (c)


   165,589    1996    08/96          (c)



   303,156    1996    03/96          (c)
   217,240    1996    04/96          (c)
   168,899    1996    03/96          (c)


   124,927    1996    05/96          (c)
   135,914    1996    07/96          (c)


    48,099    1990    12/01          (c)
    35,053    1990    06/02          (c)


        (e)   1996    06/96          (e)
-----------

$1,978,895
===========


        (e)   1996    06/96          (e)

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2003, 2002, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------

          Properties the Partnership has Invested in Under
           Operating Leases:

              Balance, December 31, 2000                                    $ 16,596,823        $  1,413,687
              Acquisitions                                                     1,216,598                  --
              Dispositions                                                    (3,189,492 )          (321,421 )
              Provision for write-down of assets                                 (39,575 )                --
              Depreciation expense                                                    --             277,902
                                                                         ----------------   -----------------

              Balance, December 31, 2001                                      14,584,354           1,370,168
              Acquisitions (j)                                                 1,364,194                  --
              Reclassification from direct financing lease (g)                   564,223                  --
              Provision for write-down of assets (h) (i)                        (456,000 )                --
              Depreciation expense                                                    --             300,315
                                                                         ----------------   -----------------

              Balance, December 31, 2002                                      16,056,771           1,670,483
              Depreciation expense                                                    --             308,412
                                                                         ----------------   -----------------

              Balance, December 31, 2003                                    $ 16,056,771        $  1,978,895
                                                                         ================   =================

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2003


(b) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties was $17,341,796 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

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

(f) During the year ended December 31, 1998, the Partnership received reimbursements from the developer of the property upon final reconciliation of total construction costs. In connection therewith, the land and building value was adjusted accordingly.

(g) Effective April 2002, the lease for this property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value, and will be depreciated over its remaining estimated life of approximately 26 years.

(h) The undepreciated cost of the Property in Harvey, Illinois, was written down to it estimated fair value due to an impairment in value. The
       Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $186,000 at December 31, 2002. The provision represented the difference between the Property's carrying value and the estimated fair value. The cost of the Property presented on this schedule is the net amount at which the Property is carried, including the provision for write-down of assets.

(i) The undepreciated cost of the Property in Chicago Ridge, Illinois, was written down to its estimated fair value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $270,000 at December 31, 2002. The provision represented the difference between the Property's carrying value and the estimated fair value. The cost of the Property presented on this schedule is the net amount at which the Property is carried, including the provision for write-down of assets.

(j) During 2002, the Partnership purchased a real estate property from CNL 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $ 1,364,200.

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

**previously filed

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2