Form 10-Q
period 2004-03-31
CNL INCOME FUND XVII LTD
filed 2004-05-14
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to _____________________


                             Commission file number
                                     0-22485
                     ---------------------------------------


                           CNL Income Fund XVII, Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Florida                                         59-3295393
----------------------------------             ---------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)


    450 South Orange Avenue
       Orlando, Florida                                     32801
----------------------------------------        -------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                              ----------------------------------


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

                                    CONTENTS





Part I                                                                 Page
                                                                       ----

   Item 1. Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5

   Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    6-7

   Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                            8

   Item 4. Controls and Procedures                                       8

Part II

   Other Information                                                     9-11

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             March 31,             December 31,
                                                                               2004                    2003
                                                                         ------------------     -------------------
                               ASSETS

   Real estate properties with operating leases, net                         $  16,564,652           $  16,659,696
   Net investment in direct financing leases                                       396,950                 399,726
   Investment in joint ventures                                                  3,793,799               3,808,950
   Cash and cash equivalents                                                       668,950                 818,845
   Receivables, less allowance for doubtful accounts
       of $68,491 and $43,516, respectively                                             --                   5,249
   Due from related parties                                                            800                     277
   Accrued rental income                                                           501,694                 497,389
   Other assets                                                                     27,677                  25,635
                                                                         ------------------     -------------------

                                                                             $  21,954,522           $  22,215,767
                                                                         ==================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                      $     24,464            $     11,389
   Real estate taxes payable                                                         1,922                  38,114
   Distributions payable                                                           600,000                 600,000
   Due to related parties                                                           26,771                  11,242
   Rents paid in advance                                                            31,910                  32,407
   Deferred rental income                                                           47,433                  46,408
                                                                         ------------------     -------------------

       Total liabilities                                                           732,500                 739,560

   Minority interests                                                              428,476                 430,717

   Partners' capital                                                            20,793,546              21,045,490
                                                                         ------------------     -------------------

                                                                             $  21,954,522           $  22,215,767
                                                                         ==================     ===================


           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                2004                2003
                                                                           ----------------     --------------
  Revenues:
      Rental income from operating leases                                      $   459,471       $    458,214
      Earned income from direct financing leases                                    10,639             10,922
      Interest and other income                                                        152                305
                                                                           ----------------     --------------
                                                                                   470,262            469,441
                                                                           ----------------     --------------

  Expenses:
      General operating and administrative                                          69,523             57,273
      Property related                                                              10,285              2,952
      Management fees to related parties                                             4,588              3,702
      State and other taxes                                                         22,993             25,246
      Depreciation and amortization                                                 96,098             94,944
                                                                           ----------------     --------------
                                                                                   203,487            184,117
                                                                           ----------------     --------------

  Income before minority interests and
      equity in earnings of unconsolidated
      joint ventures                                                               266,775            285,324

  Minority interests                                                               (10,530)           (10,587)

  Equity in earnings of unconsolidated joint ventures                               91,811             89,702
                                                                           ----------------     --------------


  Net income                                                                   $   348,056       $    364,439
                                                                           ================     ==============

  Income per limited partner unit                                              $      0.12       $       0.12
                                                                           ================     ==============


  Weighted average number of limited partner
      units outstanding                                                          3,000,000          3,000,000
                                                                           ================     ==============


           See accompanying notes to condensed financial statements.


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Quarter Ended            Year Ended
                                                                            March 31,             December 31,
                                                                               2004                   2003
                                                                        -------------------     ------------------

General partners:
    Beginning balance                                                         $     (4,460)         $      (4,460)
    Net income                                                                          --                     --
                                                                        -------------------     ------------------
                                                                                    (4,460)                (4,460)
                                                                        -------------------     ------------------

Limited partners:
    Beginning balance                                                           21,049,950             21,842,536
    Net income                                                                     348,056              1,607,414
    Distributions ($0.20 and $0.80 per limited partner
       unit, respectively)                                                        (600,000)            (2,400,000)
                                                                        -------------------     ------------------

                                                                                20,798,006             21,049,950
                                                                        -------------------     ------------------

Total partners' capital                                                      $  20,793,546          $  21,045,490
                                                                        ===================     ==================



           See accompanying notes to condensed financial statements.


                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                 2004               2003
                                                                            ---------------     --------------


  Net cash provided by operating activities                                     $  462,875         $  497,341
                                                                            ---------------     --------------

  Cash flows from financing activities:
      Distributions to limited partners                                           (600,000)          (600,000)
      Distributions to holders of minority interests                               (12,770)           (14,894)
                                                                            ---------------     --------------
            Net cash used in financing activities                                 (612,770)          (614,894)
                                                                            ---------------     --------------

  Net decrease in cash and cash equivalents                                       (149,895)          (117,553)

  Cash and cash equivalents at beginning of quarter                                818,845            838,556
                                                                            ---------------     --------------

  Cash and cash equivalents at end of quarter                                   $  668,950         $  721,003
                                                                            ===============     ==============

  Supplemental schedule of non-cash financing activities:

      Distributions declared and unpaid at end of
         quarter                                                                $  600,000         $  600,000
                                                                            ===============     ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVII, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 60.06% interest in CNL Kingston Joint Venture and its 86% interest in CNL VII and XVII Lincoln Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the joint ventures. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of certain previously unconsolidated joint ventures. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The Partnership owned 16 Properties directly as of March 31, 2004 and 2003. The Partnership owned ten and eleven Properties indirectly through joint venture or tenancy in common arrangements as of March 31, 2004 and 2003, respectively.

Capital Resources

         Cash from operating activities was $462,875 and $497,341 for the quarters ended March 31, 2004 and 2003, respectively.

         Cash and cash equivalents decreased to $668,950 at March 31, 2004, from $818,845 at December 31, 2003. At March 31, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at March 31, 2004, will be used toward the payment of distributions and other liabilities.

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

         The general partners have the right, but not the obligation, to make additional capital contributions or loans if they deem it appropriate in connection with the Partnership's operations.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the quarter ended March 31, 2004 a portion of the 2003 liquidating proceeds received from the CNL Ocean Shores Joint Venture, the Partnership declared distributions to limited partners of $600,000 for each of the quarters ended March 31, 2004 and 2003. This represents distributions for each applicable quarter of $0.20 per unit. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities including distributions payable, were $732,500 and $739,560 at March 31, 2004 and December 31, 2003, respectively. Total liabilities at March 31, 2004, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' contributions or loans.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $470,110 for the quarter ended March 31, 2004 as compared to $469,136 in the same period in 2003. Although rental revenues from continuing operations remained fairly constant, in December 2002, AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc., which was the tenant of the Properties in Harvey, Lyons and Chicago Ridge, Illinois, filed for bankruptcy protection. During the quarter ended March 31, 2003, the Partnership granted a one-time rent reduction to the tenant of these Properties. In December 2003, the leases relating to the Properties were assigned to and assumed by a new tenant. This decrease in 2003 was offset by the tenant vacating the Property in Warner Robins, Georgia, in June 2003, ceasing all related restaurant operations. The lost revenues resulting from the vacant Property will continue to have an adverse effect on the results of operations of the Partnership until the Partnership is able to re-lease the Property. As of December 31, 2003, the Partnership had identified this Property for sale but did not sell it during the quarter ended March 31, 2004. As of March 31, 2004, the Property is no longer identified for sale. The Partnership is currently seeking a replacement tenant for this Property.

         During the quarters ended March 31, 2004 and 2003, the Partnership earned $91,811 and $89,702, respectively, attributable to net income earned by unconsolidated joint ventures.

         During the quarter ended March 31, 2003, CNL Ocean Shores Joint Venture, in which the Partnership owned a 30.94% interest, did not record rental revenues because the tenant of the Property owned by this joint venture executed a termination of the tenant's lease rights and the tenant surrendered the premises. In September 2003, the joint venture sold this Property and in October 2003, the joint venture was liquidated.

         Operating expenses, including depreciation and amortization expense, were $203,487 and $184,117 for the quarters ended March 31, 2004 and 2003, respectively. The increase in operating expenses during the quarter ended March 31, 2004 was primarily due to the Partnership incurring additional general operating and administrative expenses, including legal fees and an increase in property related expenses.

         The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of certain previously unconsolidated joint ventures. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.

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

                           **previously filed.

            (b)    Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of May, 2004.


                            CNL INCOME FUND XVII, LTD.

                            By:  CNL REALTY CORPORATION
                                 General Partner


                                 By:    /s/ James M. Seneff, Jr.
                                        ----------------------------------------
                                        JAMES M. SENEFF, JR.
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                 By:    /s/ Robert A. Bourne
                                        ----------------------------------------
                                        ROBERT A. BOURNE
                                        President and Treasurer
                                        (Principal Financial and
                                         Accounting Officer)

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

                            **previously filed.

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2














                                  EXHIBIT 32.1

                                  EXHIBIT 32.2