Form 10-Q
period 2004-06-30
CNL INCOME FUND XVII LTD
filed 2004-08-12
CIK 943718

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

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


                           CNL Income Fund XVII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-3295393
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                              ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                    CONTENTS



Part I                                                                     Page

   Item 1. Financial Statements:

                  Condensed Balance Sheets                                 1

                  Condensed Statements of Income                           2

                  Condensed Statements of Partners' Capital                3

                  Condensed Statements of Cash Flows                       4

                  Notes to Condensed Financial Statements                  5-7

   Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8-10

   Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                              10

   Item 4. Controls and Procedures                                         11

Part II

   Other Information                                                       12-13

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                               June 30,            December 31,
                                                                 2004                  2003
                                                          ------------------    ------------------
                               ASSETS

   Real estate properties with operating leases, net      $      16,471,475     $       16,659,696
   Net investment in direct financing leases                        394,097                399,726
   Investment in joint ventures                                   3,774,877              3,808,950
   Cash and cash equivalents                                        573,858                818,845
   Receivables, less allowance for doubtful accounts
       of $87,015 and $43,516, respectively                              --                  5,249
   Due from related parties                                              --                    277
   Accrued rental income                                            505,941                497,389
   Other assets                                                      32,319                 25,635
                                                          ------------------    -------------------

                                                          $      21,752,567     $       22,215,767
                                                          ==================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                  $          23,490     $           11,389
   Real estate taxes payable                                          3,548                 38,114
   Distributions payable                                            600,000                600,000
   Due to related parties                                            42,325                 11,242
   Rents paid in advance                                             31,910                 32,407
   Deferred rental income                                            43,576                 46,408
                                                          ------------------    -------------------
       Total liabilities                                            744,849                739,560

   Minority interests                                               424,206                430,717

   Partners' capital                                             20,583,512             21,045,490
                                                          ------------------    -------------------

                                                          $      21,752,567     $       22,215,767
                                                          ==================    ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                       Quarter Ended                    Six Months Ended
                                                                          June 30,                          June 30,
                                                                   2004             2003             2004             2003
                                                              --------------   --------------   --------------   --------------
Revenues:
    Rental income from operating leases                       $     460,955    $     524,933    $     920,426    $     983,147
    Earned income from direct financing leases                       10,563           10,854           21,202           21,776
    Interest and other income                                         3,626              807            3,778            1,112
                                                              --------------   --------------   --------------   --------------
                                                                    475,144          536,594          945,406        1,006,035
                                                              --------------   --------------   --------------   --------------

Expenses:
    General operating and administrative                             60,284           40,671          129,807           97,944
    Property related                                                  5,716            1,669           16,001            4,621
    Management fees to related parties                                6,613            7,994           11,201           11,696
    State and other taxes                                                --               --           22,993           25,246
    Depreciation and amortization                                    94,230           93,832          190,328          188,776
    Provision for write-down of assets                                   --          213,000               --          213,000
                                                              --------------   --------------   --------------   --------------
                                                                    166,843          357,166          370,330          541,283
                                                              --------------   --------------   --------------   --------------

Income before minority interests and equity in earnings
    of unconsolidated joint ventures                                308,301          179,428          575,076          464,752

Minority interests                                                  (10,611)         (10,583)         (21,141)         (21,170)

Equity in earnings of unconsolidated joint ventures                  92,276           89,616          184,087          179,318
                                                              --------------   --------------   --------------   --------------


Net income                                                    $     389,966    $     258,461    $     738,022    $     622,900
                                                              ==============   ==============   ==============   ==============

Income per limited partner unit                               $        0.13    $        0.09    $        0.25    $        0.21
                                                              ==============   ==============   ==============   ==============

Weighted average number of limited partner
    units outstanding                                             3,000,000        3,000,000        3,000,000        3,000,000
                                                              ==============   ==============   ==============   ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                            Six Months Ended           Year Ended
                                                                June 30,              December 31,
                                                                  2004                    2003
                                                           ------------------    ------------------

General partners:
    Beginning balance                                      $          (4,460)     $         (4,460)
    Net income                                                            --                    --
                                                           ------------------     -----------------
                                                           $          (4,460)     $         (4,460)
                                                           ------------------     -----------------

Limited partners:
    Beginning balance                                             21,049,950            21,842,536
    Net income                                                       738,022             1,607,414
    Distributions ($0.40 and $0.80 per limited partner
       unit, respectively)                                        (1,200,000)           (2,400,000)
                                                           ------------------     -----------------
                                                                  20,587,972            21,049,950
                                                           ------------------     -----------------

Total partners' capital                                    $      20,583,512      $     21,045,490
                                                           ==================     =================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                 2004              2003
                                                                            --------------    --------------


  Net cash provided by operating activities                                 $     982,665     $   1,112,943
                                                                            --------------    --------------

  Cash flows from financing activities:
      Distributions to limited partners                                        (1,200,000)       (1,200,000)
      Distributions to holders of minority interests                              (27,652)          (25,591)
                                                                            --------------    --------------
          Net cash used in financing activities                                (1,227,652)       (1,225,591)
                                                                            --------------    --------------

  Net decrease in cash and cash equivalents                                      (244,987)         (112,648)

  Cash and cash equivalents at beginning of period                                818,845           838,556
                                                                            --------------    --------------

  Cash and cash equivalents at end of period                                $     573,858     $     725,908
                                                                            ==============    ==============

  Supplemental schedule of non-cash financing activities:

      Distributions declared and unpaid at end of
          period                                                            $     600,000     $     600,000
                                                                            ==============    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interests, and revenues and expenses, of these entities being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including total rental revenues from consolidated joint ventures and the Partnership's share of total rental revenues from unconsolidated joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

2.       Concentration of Credit Risk - Continued

                                                                        2004              2003
                                                                   --------------    --------------

                Golden Corral Corporation                          $     312,466      $    312,466
                Taco Cabana and Carrols Corp (entities
                    under common control)                                168,136           166,852
                Heartland Illinois Food Corporation                      142,453               N/A
                RTM Indianapolis and RTM Southwest
                    Texas, Inc. (entities under common
                    control)                                             131,901           131,901
                National Restaurant Enterprises, Inc.                        N/A           152,473

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including total rental revenues from the consolidated joint ventures and the Partnership's share of total rental revenues from unconsolidated joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                                        2004              2003
                                                                   --------------    --------------

                Golden Corral Buffet and Grill                     $     312,466     $     312,466
                Burger King                                              160,976           169,713
                Taco Cabana                                              149,612           149,612
                Arby's                                                   141,112           140,931

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants, the chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the properties have some geographical diversity in the United States and the lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains will significantly impact the results of operations if the Partnership is not able to re-lease the properties in a timely manner.

3.       Subsequent Event

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

3.       Subsequent Event - Continued

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $25.79 million, consisting of approximately $21.57 million in cash and approximately $4.22 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $24,000 consisting of approximately $20,000 in cash and approximately $4,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. We owned 16 Properties directly as of June 30, 2004 and 2003. We owned ten and eleven Properties indirectly through joint venture or tenancy in common arrangements as of June 30, 2004 and 2003, respectively.

Capital Resources

         Net cash provided by operating activities was $982,665 and $1,112,943 for the six months ended June 30, 2004 and 2003, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2004 was a result of changes in our working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and property related expenses.


         Cash and cash equivalents decreased to $573,858 at June 30, 2004, from $818,845 at December 31, 2003. At June 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at June 30, 2004, will be used toward the payment of distributions and other liabilities.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions or loans if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 2004, a portion of the 2003 liquidating proceeds received from the CNL Ocean Shores Joint Venture, we declared distributions to limited partners of $1,200,000 for each of the six months ended June 30, 2004 and 2003 ($600,000 for each of the quarters ended June 30, 2004 and 2003). This represents distributions of $0.40 per unit for the six months ended June 30, 2004, and 2003, respectively ($0.20 for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003, are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $744,849 and $739,560 at June 30, 2004 and December 31, 2003, respectively. Total liabilities at June 30, 2004, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' contributions or loans.

Long Term Liquidity

         We have no long-term debt or other  long-term  liquidity  requirements.

Results of Operations

         Rental revenues from continuing operations decreased to $941,628 for the six months ended June 30, 2004 as compared to $1,004,923 in the same period in 2003, of which, $471,518 and $535,787 were earned during the second quarters of 2004 and 2003, respectively. The decrease in rental revenues from continuing operations resulted partially from a reduction in the rents due under the leases for the Properties in Harvey, Lyons and Chicago Ridge, Illinois. The leases relating to these Properties were assigned to and assumed by a new tenant in December 2003. The parent company of the former tenant, National Restaurant Enterprises, Inc., filed for bankruptcy protection in December 2002.

         Also, in June 2003, the tenant of the Property in Warner Robins, Georgia vacated the premises, ceasing all related restaurant operations. The lost revenues resulting from the vacant Property will continue to have an adverse effect on our results of operations until we are able to re-lease the Property. We are currently seeking a replacement tenant for this Property.

         During the six months ended June 30, 2004 and 2003, we earned $184,087 and $179,318, respectively, attributable to net income earned by unconsolidated joint ventures, of which, $92,276 and $89,616 were earned during the second quarters of 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures, was slightly higher in 2004, because during 2003, CNL Ocean Shores Joint Venture, in which we owned a 30.94% interest, did not record rental revenues because the tenant of the Property owned by this joint venture executed a termination of the tenant's lease rights and the tenant surrendered the premises. In September 2003, the joint venture sold this Property and in October 2003, the joint venture was liquidated.

         During the six months ended June 30, 2004, four lessees, Golden Corral Corporation, Taco Cabana and Carrols Corp. (entities under common control), Heartland Illinois Food Corporation, RTM Indianapolis and RTM Southwest Texas, Inc. (entities under common control), each contributed more than 10% of our total rental revenues (including total rental revenues from consolidated joint ventures and our share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). We anticipate that based on the minimum rental payments required by the leases, these lessees will each continue to contribute more than 10% of our total rental revenues. In addition, during the six months ended June 30, 2004, four restaurant chains, Golden Corral Buffet and Grill, Burger King, Taco Cabana, and Arby's, each accounted for more than 10% of our total rental revenues (including total revenues from consolidated joint ventures and our share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). We anticipate that these restaurant chains will each continue to account for more than 10% of the total rental revenues to which we are entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect our operating results if we are not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $370,330 and $541,283 for the six months ended June 30, 2004 and 2003, respectively of which, $166,843 and $357,166 were incurred during the second quarters of 2004 and 2003, respectively. The decrease in operating expenses during the six months and quarter ended June 30, 2004 was primarily due to the recording of a provision for write-down of assets in June 2003 of $213,000 relating to the Property in Warner Robins, Georgia. The tenant of this Property experienced financial difficulties and surrendered the premises as discussed above. The decrease was partially offset by an increase in general operating and administrative expenses, including legal fees and an increase in property related expenses.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, Kingston Joint Venture and CNL VII and XVII Lincoln Joint Venture, which were accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We have restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interests, and revenues and expenses, of these entities being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $25.79 million, consisting of approximately $21.57 million in cash and approximately $4.22 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $24,000 consisting of approximately $20,000 in cash and approximately $4,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

                   **previously filed.

           (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004.


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