Form 10-Q
period 2004-09-30
CNL INCOME FUND XVII LTD
filed 2004-11-15
CIK 943718

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-22485
                     ---------------------------------------


                           CNL Income Fund XVII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                         59-3295393
--------------------------------                --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


         450 South Orange Avenue
             Orlando, Florida                               32801
-----------------------------------------      ---------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                               ---------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

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

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           September 30,           December 31,
                                                                               2004                    2003
                                                                         ------------------     -------------------
                               ASSETS

   Real estate properties with operating leases, net                     $      16,378,298      $       16,659,696
   Net investment in direct financing leases                                       391,166                 399,726
   Investment in joint ventures                                                  3,759,533               3,808,950
   Cash and cash equivalents                                                       502,740                 818,845
   Receivables, less allowance for doubtful accounts
       of $109,167 and $43,516, respectively                                            --                   5,249
   Due from related parties                                                             --                     277
   Accrued rental income                                                           510,186                 497,389
   Other assets                                                                     31,582                  25,635
                                                                         ------------------     -------------------

                                                                         $      21,573,505      $       22,215,767
                                                                         ==================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                 $          57,165      $           11,389
   Real estate taxes payable                                                         5,323                  38,114
   Distributions payable                                                           600,000                 600,000
   Due to related parties                                                           60,334                  11,242
   Rents paid in advance                                                            31,910                  32,407
   Deferred rental income                                                           40,463                  46,408
                                                                         ------------------     -------------------
       Total liabilities                                                           795,195                 739,560

   Minority interests                                                              421,946                 430,717

   Partners' capital                                                            20,356,364              21,045,490
                                                                         ------------------     -------------------

                                                                         $      21,573,505      $       22,215,767
                                                                         ==================     ===================

            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                     Quarter Ended                Nine Months Ended
                                                                     September 30,                  September 30,
                                                                  2004           2003            2004           2003
                                                              -------------  -------------   -------------  -------------

Revenues:
    Rental income from operating leases                       $    460,210   $    476,880    $  1,380,636   $  1,460,027
    Earned income from direct financing leases                      10,486         10,784          31,688         32,560
    Interest and other income                                          572             --           4,350          1,112
                                                              -------------  -------------   -------------  -------------
                                                                   471,268        487,664       1,416,674      1,493,699
                                                              -------------  -------------   -------------  -------------

Expenses:
    General operating and administrative                            72,724         41,195         202,531        139,139
    Property related                                                 7,206          3,822          23,207          8,443
    Management fees to related party                                 5,675          5,854          16,876         17,550
    State and other taxes                                               --             --          22,993         25,246
    Depreciation and amortization                                   94,230         95,104         284,558        283,880
    Provision for write-down of assets                                  --             --              --        213,000
                                                              -------------  -------------   -------------  -------------
                                                                   179,835        145,975         550,165        687,258
                                                              -------------  -------------   -------------  -------------

Income before minority interests and equity in earnings
    of unconsolidated joint ventures                               291,433        341,689         866,509        806,441

Minority interests                                                 (10,558 )      (10,476 )       (31,699 )      (31,646 )

Equity in earnings of unconsolidated joint ventures                 91,977        217,752         276,064        397,070
                                                              -------------  -------------   -------------  -------------


Net income                                                    $    372,852   $    548,965    $  1,110,874   $  1,171,865
                                                              =============  =============   =============  =============

Income per limited partner unit                               $       0.12   $       0.18    $       0.37   $       0.39
                                                              =============  =============   =============  =============


Weighted average number of limited partner
    units outstanding                                            3,000,000      3,000,000       3,000,000      3,000,000
                                                              =============  =============   =============  =============

            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                       Nine Months Ended           Year Ended
                                                                         September 30,            December 31,
                                                                              2004                    2003
                                                                      ---------------------     ------------------

General partners:
    Beginning balance                                                 $             (4,460)     $          (4,460)
    Net income                                                                          --                     --
                                                                      ---------------------     ------------------
                                                                                    (4,460)     $          (4,460)
                                                                      ---------------------     ------------------

Limited partners:
    Beginning balance                                                           21,049,950             21,842,536
    Net income                                                                   1,110,874              1,607,414
    Distributions ($0.60 and $0.80 per limited partner
       unit, respectively)                                                      (1,800,000)            (2,400,000)
                                                                      ---------------------     ------------------
                                                                                20,360,824             21,049,950
                                                                      ---------------------     ------------------

Total partners' capital                                               $   20,356,364            $      21,045,490
                                                                      =====================     ==================

            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 2004               2003
                                                                            ---------------     --------------


  Net cash provided by operating activities                                 $    1,524,365      $   1,677,080
                                                                            ---------------     --------------

  Cash flows from financing activities:
      Distributions to limited partners                                         (1,800,000)        (1,800,000)
      Distributions to holders of minority interests                               (40,470)           (38,782)
                                                                            ---------------     --------------
            Net cash used in financing activities                               (1,840,470)        (1,838,782)
                                                                            ---------------     --------------

  Net decrease in cash and cash equivalents                                       (316,105)          (161,702)

  Cash and cash equivalents at beginning of period                                 818,845            838,556
                                                                            ---------------     --------------

  Cash and cash equivalents at end of period                                $      502,740      $     676,854
                                                                            ===============     ==============

  Supplemental schedule of non-cash financing activities:

      Distributions declared and unpaid at end of
         period                                                             $      600,000      $     600,000
                                                                            ===============     ==============

            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVII, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 60.06% interest in CNL Kingston Joint Venture and its 86% interest in CNL VII & XVII Lincoln Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the joint ventures. All significant intercompany accounts and transactions have been eliminated.

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

2.       Discontinued Operations

         In January 2004, the contract for the sale of the property in Warner Robins, Georgia was terminated, and as a result, the Partnership reclassified the assets from real estate held for sale to real estate properties with operating leases. The Partnership recorded approximately $1,900 of depreciation expense during the nine months ended September 30, 2004 related to the period of time that the asset was classified as real estate held for sale.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003

3.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including total rental revenues from consolidated joint ventures and the Partnership's share of total rental revenues from unconsolidated joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                                        2004              2003
                                                                   ---------------    --------------

                Golden Corral Corporation                          $       468,685    $      468,685
                Taco Cabana and Carrols Corp (entities
                     under common control)                                 252,204           250,920
                Heartland Illinois Food Corporation                        213,678               N/A
                RTM Indianapolis and RTM Southwest
                     Texas, Inc. (entities under common
                     control)                                              197,851           197,851
                National Restaurant Enterprises, Inc.                          N/A           246,248

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including total rental revenues from the consolidated joint ventures and the Partnership's share of total rental revenues from unconsolidated joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                                        2004              2003
                                                                    --------------    --------------

                Golden Corral Buffet and Grill                      $     468,685     $     468,685
                Burger King                                               241,463           272,750
                Taco Cabana                                               224,419           224,419
                Arby's                                                    211,682           211,411

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant did not represent more than ten percent of the Partnership's total rental revenues.

         Although the properties have some geographical diversity in the United States and the lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains will significantly impact the results of operations if the Partnership is not able to re-lease the properties in a timely manner.

4.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

                           CNL INCOME FUND XVII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


4.       Merger Transaction - Continued

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $25.79 million, consisting of approximately $21.57 million in cash and approximately $4.22 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $24,000 consisting of approximately $20,000 in cash and approximately $4,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVII, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. We owned 16 Properties directly and ten Properties indirectly through joint venture or tenancy in common arrangements as of September 30, 2004 and 2003.

Merger Transaction

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

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $25.79 million, consisting of approximately $21.57 million in cash and approximately $4.22 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $24,000 consisting of approximately $20,000 in cash and approximately $4,000 in preferred stock.

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

Capital Resources

         Net cash provided by operating activities was $1,524,365 and $1,677,080 for the nine months ended September 30, 2004 and 2003, respectively.

         Cash and cash equivalents decreased to $502,740 at September 30, 2004, from $818,845 at December 31, 2003. At September 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at September 30, 2004, will be used toward the payment of distributions and other liabilities.

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

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2004, a portion of the 2003 liquidating proceeds received from the CNL Ocean Shores Joint Venture, we declared distributions to limited partners of $1,800,000 for each of the nine months ended September 30, 2004 and 2003 ($600,000 for each of the quarters ended September 30, 2004 and 2003). This represents distributions of $0.60 per unit for the nine months ended September 30, 2004, and 2003, respectively ($0.20 for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003, are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $795,195 and $739,560 at September 30, 2004 and December 31, 2003, respectively. The increase in total liabilities was due to increases in accounts payable and accrued expenses and amounts due to related parties and was partially offset by a decrease in real estate taxes payable. Total liabilities at September 30, 2004, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' contributions or loans.

Long Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations decreased to $1,412,324 for the nine months ended September 30, 2004 as compared to $1,492,587 in the same period in 2003, of which, $470,696 and $487,664 were earned during the third quarters of 2004 and 2003, respectively. The decrease in rental revenues from continuing operations resulted partially from a reduction in the rents due under the leases for the Properties in Harvey, Lyons and Chicago Ridge, Illinois. The leases relating to these Properties were assigned to and assumed by a new tenant in December 2003. The parent company of the former tenant, National Restaurant Enterprises, Inc., filed for bankruptcy protection in December 2002.

         Also, in June 2003, the tenant of the Property in Warner Robins, Georgia vacated the premises, ceasing all related restaurant operations. The lost revenues resulting from the vacant Property will continue to have an adverse effect on our results of operations until we are able to re-lease the Property. We are currently seeking a replacement tenant for this Property.

         During the nine months ended September 30, 2004 and 2003, we earned $276,064 and $397,070, respectively, attributable to net income earned by unconsolidated joint ventures, of which, $91,977 and $217,752 were earned during the third quarters of 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures, was higher during 2003, because in September 2003, CNL Ocean Shores Joint Venture, in which we owned a 30.94% interest, sold its vacant Property in Ocean Shores, Washington, to a third party and recorded a gain of approximately $413,700 for which we received a liquidating distribution of approximately $243,000 in October 2003.

         During the nine months ended September 30, 2004, four lessees, Golden Corral Corporation, Taco Cabana and Carrols Corp. (entities under common control), Heartland Illinois Food Corporation, and RTM Indianapolis and RTM Southwest Texas, Inc. (entities under common control), each contributed more than 10% of our total rental revenues (including total rental revenues from consolidated joint ventures and our share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). We anticipate that based on the minimum rental payments required by the leases, these lessees will each continue to contribute more than 10% of our total rental revenues. In addition, during the nine months ended September 30, 2004, four restaurant chains, Golden Corral Buffet and Grill, Burger King, Taco Cabana, and Arby's, each accounted for more than 10% of our total rental revenues (including total revenues from consolidated joint ventures and our share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). We anticipate that these restaurant chains will each continue to account for more than 10% of the total rental revenues to which we are entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect our operating results if we are not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense and provision for the write-down of assets, were $550,165 and $687,258 for the nine months ended September 30, 2004 and 2003, respectively of which, $179,835 and $145,975 were incurred during the third quarters of 2004 and 2003, respectively. The decrease in operating expenses during the nine months ended September 30, 2004 was primarily due to the recording of a provision for write-down of assets in June 2003 of $213,000 relating to the Property in Warner Robins, Georgia. The tenant of this Property experienced financial difficulties and surrendered the premises as discussed above. The decrease in operating expenses during the nine months ended September 30, 2004 was partially offset by and the increase in operating expenses during the quarter ended September 30, 2004 was primarily due to an increase in property related expenses and an increase in general operating and administrative expenses including, primarily, legal fees incurred in connection with the merger transaction discussed above.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, CNL Kingston Joint Venture and CNL VII & XVII Lincoln Joint Venture, which were accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We have restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interests, and revenues and expenses, of these entities being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.


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

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.  Inapplicable.
          ------------------

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------
          Inapplicable.

Item 3.   Default upon Senior Securities.   Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.   Inapplicable.
          ----------------------------------------------------

Item 5.   Other Information.   Inapplicable.
          ------------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)   Exhibits

                **2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XVII, LLC, and CNL Income Fund XVII, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 12th day of November 2004.


                                CNL INCOME FUND XVII, LTD.

                                By:   CNL REALTY CORPORATION
                                      General Partner


                                      By:   /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                      By:   /s/ Robert A. Bourne
                                           -------------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number

                Exhibits

                **2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XVII, LLC, and CNL Income Fund XVII, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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